Form 10-Q
period 1999-09-30
BINGO COM INC
filed 1999-11-15
CIK 1087853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                       Commission file number: 000-26319

                                 Bingo.com, Inc.
             (Exact name of registrant as specified in its charter)


             Florida                                    Not Applicable
---------------------------------------     ------------------------------------
   State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                            702-543 Granville Street
                             Vancouver, B.C. V6C 1X8
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (604) 687-2000

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              9,916,668 shares of Common Stock, $0.001 par value,
                      outstanding as of November 10, 1999.

                                 BINGO.COM, INC.

                                    FORM 10-Q
                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART 1 - FINANCIAL INFORMATION...........................................................................1


Item 1:  Financial Statements............................................................................1


Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..........11


Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................16


PART II - OTHER INFORMATION.............................................................................17


Item 1.  Legal Proceedings..............................................................................17


Item 2.  Changes in Securities..........................................................................17


Item 3.  Defaults Upon Senior Securities................................................................17


Item 4.  Submission of Matters to a Vote of Security Holders............................................17


Item 5.  Other Information..............................................................................17


Item 6.  Exhibits and Reports on Form 8-K...............................................................18


                         PART 1 -- FINANCIAL INFORMATION

Item 1: Financial Statements


                                 Bingo.com Inc.
                  ( formerly Progressive General Lumber Corp )
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                          September 30,        December 31,
                                                                               1999                1998
                                                                           (unaudited)           (audited)
                                                                         ---------------     ---------------
ASSETS
Current
  Cash and cash equivalents (Note 3)                                      $   3,834,922       $     157,600
  Accounts receivable (allowance - nil)                                         111,043                   -
  Prepaid expenses                                                               63,074                   -
  Gaming licence (Note 5)                                                        58,333                   -
                                                                         ---------------     ---------------
                                                                              4,067,372             157,600
                                                                         ---------------     ---------------
Equipment
  Office and computer equipment                                                 116,489                   -
  Gaming equipment                                                               67,542                   -
  Software development equipment                                                 75,006                   -
  Less:  - accumulated depreciation                                             (39,405)                  -
                                                                         ---------------     ---------------
                                                                                219,632                   -
                                                                         ---------------     ---------------
Other
  Security deposits                                                              72,583                   -
  Software development (Note 4)                                                 205,468                   -
  Domain name rights (Note 6)                                                 1,200,405                   -
                                                                         ---------------     ---------------
                                                                              1,478,456                   -
  Total assets                                                            $   5,765,460       $     157,600
                                                                         ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable                                                        $      63,656       $     159,404
  Capital leases - current portion                                               14,918                   -
  Loan payable                                                                   50,000                   -
                                                                         ---------------     ---------------
                                                                                128,574             159,404
Capital leases                                                                   12,193                   -
                                                                         ---------------     ---------------
                                                                                140,767             159,404
                                                                         ---------------     ---------------
Stockholders' Equity
  Common stock - $0.001 par value (1998 - $1.00 par value)
     Authorized: 50,000,000 shares (1998 - 1,500,000)
     Issued 9,916,668 shares (1998 - 1,000,000 shares)                            9,917               1,000
  Additional paid-in capital                                                  7,060,957               4,000
  Accumulated deficit                                                        (1,445,775)             (6,804)
  Cumulative translation adjustment                                                (406)                  -
                                                                         ---------------     ---------------
                                                                              5,624,693              (1,804)
                                                                         ===============     ===============
                                                                          $   5,765,460       $     157,600
                                                                         ===============     ===============


Commitments (Note 13)
Related Party Transactions (Note 11)
Subsequent Events (Note 12)
The accompanying notes are an integral part of these financial statements

                                 Bingo.com Inc.
                   (formerly Progressive General Lumber Corp)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              for the periods ended
                                   (unaudited)



                                                        Three months ended                      Nine months ended
                                                           September 30                           September 30
                                                 ----------------------------------     ----------------------------------
                                                      1999              1998                 1999               1998
                                                 ----------------  ----------------     ----------------   ---------------
Revenues                                          $          -       $         -         $          -          $       -

Expenses
   General and administrative                          598,217                 -            1,096,080              1,904
   Marketing and advertising                            93,694                 -              351,341
                                                 ----------------  ----------------     ----------------   ---------------

Operating loss                                        (691,911)                -           (1,447,421)            (1,904)

Other income (expense)
   Depreciation                                        (35,851)                -              (39,405)                 -
   Net interest income                                  28,550                 -               47,855                100

                                                 ----------------  ----------------     ----------------   ---------------

Net loss                                          $   (699,212)      $         -         $ (1,438,971)        $   (1,804)
                                                 ================  ================     ================   ===============

Basic and dilutive loss per share                 $      (0.07)      $         -         $      (0.16)         $       -

Weighted average shares                              9,916,668         1,000,000            9,062,882          1,000,000
                                                 ----------------  ----------------     ----------------   ---------------




The accompanying notes are an integral part of these financial statements

                                 Bingo.com Inc.
                   (formerly Progressive General Lumber Corp)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
                                   (unaudited)




                                            Capital Stock
                                     -----------------------------
                                                                    Additional    Cumulative
                                                                     Paid in      Translation    Accumulated
                                        Shares         Amount        Capital      Adjustment       Deficit         Total
                                     -------------- -------------- ------------- -------------- -------------- --------------
Balance, December 31, 1995, 1996,    $ 1,000,000      $    1,000     $     4000                  $    (5,000)   $         -
1997

Loss for the year                                                                                     (1,804)        (1,804)
                                     -------------- -------------- ------------- -------------- -------------- --------------

Balance, December 31, 1998             1,000,000           1,000          4,000                       (6,804)        (1,804)

January, 1999 Private placement        7,500,000           7,500         67,500                                      75,000

January, 1999 Domain name rights         500,000             500        999,500                                   1,000,000

February, 1999 Private placement         500,000             500        999,500                                   1,000,000

May, 1999  Private Placement             416,668             417      4,999,600                                   5,000,017

Share issuance costs                                                     (9,143)                                     (9,143)

Loss for the period                                                                               (1,438,971)    (1,438,971)

Cumulative translation adjustment                                                        (406)                         (406)
                                     -------------- -------------- ------------- -------------- -------------- --------------

                                     $ 9,916,668      $    9,917     $7,060,957     $    (406)   $(1,445,775)   $ 5,624,693
                                     ============== ============== ============= ============== ============== ==============




The accompanying notes are an integral part of these financial statements

                                 Bingo.com Inc.
                   (formerly Progressive General Lumber Corp)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                nine months ended



                                                                           September 30,        September 30,
                                                                               1999                 1998
                                                                         ----------------      ---------------
Cash flows from operating activities:
  Net loss                                                                $  (1,438,971)          $        -
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation                                                                 39,405                    -
  Change in operating assets and liabilities:
    Accounts receivable                                                        (111,043)                   -
    Prepaid expenses                                                            (63,074)                   -
    Gaming licence                                                              (58,333)                   -
    Accounts payable                                                            (95,748)                   -
    Capital leases - current portion                                             14,918                    -
    Loan payable                                                                 50,000                    -
                                                                         ----------------      ---------------
       Net cash ( used ) provided by operating activities                    (1,662,846)                   -
                                                                         ----------------      ---------------
Cash flows from investing activities:
  Equipment purchases                                                          (259,037)                   -
  Security deposits                                                             (72,583)                   -
  Software development                                                         (205,468)                   -
  Domain name rights                                                           (200,405)                   -
                                                                         ----------------      ---------------
       Net cash used in investing activities                                   (737,493)                   -

Cash flows from financing activities:
  Capital leases                                                                 12,193                    -
  Proceeds from issuance of common stock                                      6,075,017
  Share issuance costs                                                           (9,143)                   -
                                                                         ----------------      ---------------
       Net cash provided by financing activities                              6,078,067                    -
                                                                         ----------------      ---------------

Net increase in cash and cash equivalents                                     3,677,728                    -

Effect of exchange rates on cash and cash equivalents                              (406)

Cash and cash equivalents at beginning of period                                157,600                    -

Cash and cash equivalents at end of period                                $   3,834,922           $        -
                                                                         ================      ===============
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                                  $       8,824        $           -

Non cash investing and financing activities:
  Issuance of common stock for domain name rights                         $   1,000,000        $           -



The accompanying notes are an integral part of these financial statements

BINGO.COM, INC.
(Formerly Progressive General Lumber Corp.)
(A Development  Stage Company)
NOTES TO THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. On January 22, 1999, the Company changed its name to Bingo.com, Inc.

     These financial statements have been prepared on the basis that the company will continue as a going concern. The Company has incurred operating losses since its incorporation and will likely continue to do so into the near future. Ongoing operating losses and significant acquisitions, if any, will likely require additional equity financing. There can be no assurances that when additional funds are required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

     On July 17, 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 7,500 common shares to 50,000,000 common shares. The par value was changed from $1.00 to $0.001.

     In addition, the Company forward split its common stock 200:1, thus increasing the number of outstanding common stock shares from 5,000 shares to 1,000,000 shares. All common shares and per share data have been retroactively adjusted to reflect these stock splits.

     The accompanying consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998 and the Company's Form 10 Registration Statement. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1999.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     These consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiaries, Bingo.com (Canada) Enterprises Inc., Bingo.com (Antigua) Inc. and Bingo.com (Wyoming) Inc. All intercompany balances and transactions have been eliminated upon consolidation.

     Foreign Currency Translation

     The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are translated at the exchange rate at that date. Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

BINGO.COM, INC.
(Formerly Progressive General Lumber Corp.)
(A Development  Stage Company)
NOTES TO THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

     Financial  statements  of  the  Company's  Canadian  subsidiary,  Bingo.com
     (Canada) Enterprises Inc. are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities. The functional currency of Bingo.com (Canada) Enterprises, Inc. is the local currency, the Canadian dollar. Financial statements of the Company's Antigua subsidiary are translated into U.S. dollars using a fixed exchange rate. The functional currency of Bingo.com (Antigua), Inc. is the local currency, the EC, which is fixed at a rate of 2.67. Translation adjustments, if necessary, are recorded as a separate component of Stockholders' Equity.

     Stock-based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     Taxes on Income

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

     Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

BINGO.COM, INC.
(Formerly Progressive General Lumber Corp.)
(A Development  Stage Company)
NOTES TO THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

     Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.

     Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Software Development

     The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life of three years.

     Domain Name

     The Company has capitalized the cost of the purchase of the domain name Bingo.com and will amortize the cost over 10 years from the date of commencement of operations.

     Capital Assets

     Capital assets will be recorded at cost less accumulated amortization. Amortization will be provided for annually using the declining balance method at the following rates:

          Office & Equipment                          20%

          Computer Equipment                          30%

          Gaming Equipment                            30%

          Software Development Equipment              30%

     Revenue Recognition

     The Company will be recognizing revenues as follows:

          a)   Bingo gaming - as cash is received

          b) Banner advertising - revenue is recognized equal to the cash to be received from banner advertisement, when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the rendering of the required services.

BINGO.COM, INC.
(Formerly Progressive General Lumber Corp.)
(A Development  Stage Company)
NOTES TO THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

     Advertising Costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

3.   CASH AND CASH EQUIVALENTS

     An amount of $22,352 represents a pledge collateral for a corporate credit card.

4.   SOFTWARE DEVELOPMENT COSTS

     Software development costs represent amounts incurred to develop the Company's portal website and the Company gaming software.

5.   GAMING LICENSE

     The company's gaming license represents an annual cost of securing and maintaining a license to operate on online internet bingo in the country of Antigua. The cost is amortized over 12 months commencing May 1999.

6.   DOMAIN NAME RIGHTS

     An agreement to purchase the right to use the domain name Bingo.com was acquired as follows:

          -    $200,000 cash (paid)
          - $500,000 common shares (issued) at a deemed price of $2.00 per share

     In addition, the Company is required to pay quarterly royalties of 4% of gross revenues with a minimum guarantee of $1,100,000.


     ---------------------------------------------------------------------------
         Domain Name                                1999                  1998
     ---------------------------------------------------------------------------

         Bingo.com                              1,200,000                  -
         Other                                        405                  -

                                               $1,200,405                  -
     ---------------------------------------------------------------------------

BINGO.COM, INC.
(Formerly Progressive General Lumber Corp.)
(A Development  Stage Company)
NOTES TO THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


7.   CAPITAL STOCK

     a) In January 1999, the Company issued 7,500,000 shares under a private placement for $0.01 per share, for total proceeds of $75,000.

     b) In February 1999, the Company issued 500,000 units of a private placement consisting of one common share and one share purchase warrant for $2.00 per unit for total proceeds of $1,000,000. Each share purchase warrant entitles the holder to acquire one additional common share at $2.00 per share until February 11, 2000.

     c) In March 1999, the Company issued 416,668 units of a private placement consisting of one share and one share purchase warrant for $12.00 per unit for total proceeds of $5,000,017. Each share purchase warrant entitles the holder to acquire one additional common share at $12.00 per share until April 22, 2000 and at $15.00 per share until April 22, 2001.

8. SUPPLEMENTAL DISCLOSURES WITH RESPECT TO OPERATION, FINANCING AND INVESTING ACTIVITIES

     The Company issued 500,000 common shares at a deemed price of $2.00 for the purchase of a domain name (Note 6).


9.   INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of $6,804 in operating losses, which expire as follows:

                  2003         -        $5,000

                  2008         -        $1,804
                                        ------
                                        $6,804


10.  COMPREHENSIVE INCOME

     Total comprehensive loss for the year ended December 31, 1998 and the nine-month period ended September 30, 1999 was $(1,804) and $(1,438,971), respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $NIL for the year ended December 31, 1998 and $406 for the nine month period ending September 30, 1999.

BINGO.COM, INC.
(Formerly Progressive General Lumber Corp.)
(A Development  Stage Company)
NOTES TO THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


11.  RELATED PARTY TRANSACTIONS

     The Company entered into an employment agreement with Shane Murphy, the Company's President, Chief Executive Officer, Secretary and Treasurer and sole Director, effective July 1, 1999. The initial term of the agreement is three years at a salary rate of $250,000 (Canadian Dollars) or approximately $167,000 (U.S. Dollars) per year. The Company also granted Mr. Murphy options to acquire 600,000 shares of the Company's common stock at a price of $4.75 per share, subject to vesting provisions. In the event of termination of Mr. Murphy's employment, Mr. Mr. Murphy is entitled to certain compensation if the contract is terminated prematurely.

     The Company provided an interest free loan to Shane Murphy of $70,000. The loan is repayable over 12 months by 24 semi-monthly installments.


12.  SUBSEQUENT EVENT

     The Company has entered into an agreement in principle, to license it's gaming software to an unrelated party (the "Licensee"). The Licensee will receive a perpetual, non-exclusive, non-transferable right to use the Company's gaming software in jurisdictions where on line gaming is permitted by law. On closing, the Licensee will pay the Company $100,000 and ongoing monthly royalties of 50% of Net Monthly Revenues. Net Monthly Revenue is defined as gross gaming receipts net of winnings, less a maximum of 5% for credit card processing fees and certain other operating expenses. The Company anticipates completing the agreement in the fourth quarter.

     The Company's Board of Directors has agreed in principle to re-price the share options granted to Shane Murphy to reflect the current market price. It is anticipated that the strike price will be adjusted to reflect the average of the closing price of the Company's common shares over a 10 day period, yet to be fixed.


13.  COMMITMENT

     The Company has entered into an agreement and amendments thereto with an unrelated party to develop the Company's portal website. The Company has agreed to issue 125,000 common shares in return for the completion of the project.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by us. Such factors include, but are not limited to the following: our limited operating history; history of losses; risks involving new product development; competition; management of growth and integration; risks of technological change; our dependence on key personnel, marketing relationships with third party suppliers; our ability to protect our intellectual property rights; government regulation of Internet commerce and the gaming and software industry; economic and political factors; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; security risks; year 2000 compliance risks and other risks and uncertainties discussed herein and those detailed in our other Securities and Exchange Commission filings, including our registration statement on Form 10 filed on August 31, 1999. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

We currently operate an on-line bingo game and are in the process of developing an Internet web site focused on worldwide entertainment and lifestyle interests. We are a development stage company and currently do not generate any net revenues from our operations.

We were incorporated in the state of Florida on January 12, 1987 under the name "Progressive Lumber Corp." with an authorized amount of 7,500 shares of common stock at a $1.00 par value per share. On July 17, 1998, we increase our authorized capital stock to 50 million common shares with $0.001 par value and concurrently split the existing issued shares on a 200 for 1 basis. On January 13, 1999, we changed our name to Bingo.com, Inc.

We currently have 3 subsidiaries: Bingo.com (Canada) Enterprises, Inc., a British Columbia corporation; Bingo.com (Antigua), Inc., an Antigua International Business Corporation, and Bingo.com (Wyoming), Inc., a Wyoming corporation.

     o Bingo.com (Canada) currently serves as the operating company for our web site and technology development business. We and Bingo.com (Canada) share our corporate office located at 702 - 543 Granville Street, Vancouver, BC, V6C 1X8.

     o Bingo.com (Antigua) serves as the operating company for our online gaming business. Bingo.com (Antigua)'s shares are held in trust for us by three shareholders.

     o Bingo.com (Wyoming), Inc. was incorporated to effect a reorganization of our corporation, under which we planned to continue our corporation into Antigua and to become an Antigua International Business Corporation. We have not taken any additional steps to complete the reorganization. Our management is in the process of re-evaluating the merits of completing the reorganization and anticipates it will reach a decision with respect to the reorganization in the next four to six months.

We did not commence substantive operations until the first quarter of 1999. During the first three quarters of 1999, we dedicated a significant amount of our resources to developing the technology to launch our web site and Bingo.com (Antigua)'s on-line bingo game. In July 1999, our management made a policy decision that Bingo.com (Antigua) would not accept monetary wagering in jurisdictions that prohibited online gaming. Bingo.com (Antigua) developed a blocking strategy to prevent persons in North America from placing wagers its on-line bingo game. Management adopted the blocking policy in response to proposed on-line gambling legislation and concerns related to potential adverse consequences to the company and its shareholders created by the legal uncertainty of accepting wagers in North America. As part of this decision, our management determined that it would develop contest or prize based games for the North American markets.

In late August, Bingo.com (Antigua) began accepting gaming bets from jurisdictions outside North America and implemented an online banner advertising program in September 1999. Bingo.com (Antigua)'s on-line bingo game has not generated any net revenues during the quarter ended September 30, 1999, and management does not anticipate Bingo.com (Antigua)'s on-line bingo game will generate any significant revenues during the quarter ending December 31, 1999.

Our decision to block wagers originating in North America and other jurisdictions that prohibit on-line gaming creates uncertainties with respect to our ability to generate revenues and/or profits. Regional preferences in gaming entertainment may limit the appeal of our on-line bingo game to potential users in markets outside North America. We have focused our recent business development efforts on other potential revenue generating opportunities, including developing online games for entertainment that are designed to attract visitors to our web site and licensing on-line bingo gaming software.

During the quarter, we hired employees and consultants with experience in the online entertainment industry to assist us in developing "Play-4-Free"
bingo-based games for the North American market. Based on our research, we believe that entertainment and game-based sites have become increasingly popular and have growth and revenue opportunity potential. We intend to develop our Internet presence by offering visitors an opportunity to play our Play-4-Free games and other games for the chance to win a variety of gifts and prizes. Our objective is to become a center for online bingo related entertainment and to increase our site's popularity.

We intend to seek to generate revenues by through selling advertising on our web site and entering into arrangements with sponsors to post links to their web sites and promotional campaigns on Bingo.com for fees. In order to accomplish this goal, our games must attach a sufficient number of visitors and participants to our web site. In the future, we may also establish affiliate relationships with other entities in the entertainment industry to direct traffic to our web site.

We are in the process of developing our Play-4-Free games and anticipate that these games will be ready for release prior to December 31, 1999. We believe that Play-4-Free games will allow us to attract visitors to our web site and allow us to generate revenues from selling banner advertisements and sponsorships. However, we cannot assure you that we will successfully compete development of these games or that these games will appeal to players or increase traffic to our web site or that we will generate material revenues from the sale of banner advertisement or sponsorship.

We are also actively evaluating strategies to increase interest in Bingo.com (Antigua)'s on-line bingo game and other revenue opportunities, such as licensing Bingo.com (Antigua)'s on-line bingo game software. We are currently in the process of entering into our first licensing agreement (subject to completion of a written agreement), as more fully described in Note 12 to the Financial Statements, to diversify our revenue base. In the future, we may enter into additional licensing agreements with third-parties to generate revenues. We anticipate that licensees of our on-line gaming software will be required to block North American wagers. We cannot guarantee that we will generate any significant revenues from licensing Bingo.com (Antigua)'s on-line bingo game software or that such licensees, if any, will be successful in launching and operating an on-line bingo gaming web site.

Our limited history and the early stage of development makes it difficult or impossible to predict our future results. We believe that our prospects should be considered in light of the risks and difficulties encountered by development stage companies. We may not be successful in addressing these risks and difficulties.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

During the three months ended September 30, 1999, launched our web site, completed the initial development of our on-line bingo game software and assisted Bingo.com (Antigua) in the launch of its on-line bingo game. In 1998, we had no active business operations, material transactions or operating results. As a result, we believe that a comparison of our results for the three months ended September 30, 1999 to the same period in 1998 is not meaningful.

We had total expenses of $691,911 for the three months ended September 30, 1999, of which $598,217 was for general and administrative expenses associated with the start up costs related to our operations. General and administrative expenses consist primarily of payroll expenses and consultant fees for our executive staff, accounting and administrative personnel, lease expenses, legal and professional fees, insurance and other general corporate and office expenses.

We had marketing and advertising of $93,694 for three months ended September 30, 1999, related to promotion of the launch of Bingo.com (Antigua)'s on-line bingo game.

We had a net loss of  $699,212  or $0.07 per share  for the three  months  ended
September 30, 1999. We expect similar or greater losses into the foreseeable future as we continue to develop our web site and the technologies related to new games. Revenue generation and operating income are dependent upon the utilization of significant cash resources for advertising and promotion, new games and the success of our licensees.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

During the nine months ended September 30, 1999, we implemented the initial strategies of our business plan, including launching our web site, completing the initial development of our on-line bingo game software and assisting
Bingo.com (Antigua) in launching its on-line bingo game. In 1998, we had no active business operations, material transactions or operating results. As a result, we believe that a comparison of our results for the nine months ended September 30, 1999 to the same period in 1998 is not meaningful.

Total assets increased from $5,765,460 as of September 30, 1999 compared to $157,600 at the beginning of the fiscal year. The primary source of this increase was $7,055,957 raised through the issuance of common stock. We invested $180,227 in office and computer equipment including software development equipment. We also invested $205,468 in both gaming software and the North American contest version of our on-line bingo game. We also acquired our domain name, Bingo.com, during 1999 for $200,000 in cash and 500,000 shares of our common stock, which was valued at $2.00 per share. We purchased $54,170 of capital equipment through long term capital leases over terms ranging from 24 to 60 months. Our working capital position increased by $3,940,602 from a deficit of $1,804, primarily due to financing activities during 1999, as previously noted.

We had total expenses of $1,447,421 for the nine months ended September 30, 1999, of which $1,090,080 was for general and administrative expenses associated with the start up costs related to our operations. General and administrative expenses consist primarily of payroll expenses and consultant fees for our executive staff, accounting and administrative personnel, lease expenses, legal and professional fees, insurance and other general corporate and office expenses.

We had marketing and advertising of $351,341 for nine months ended September 30, 1999, of which we spent $184,183 on advertising our web site and for banner advertising to promote the launch of Bingo.com (Antigua)'s on-line bingo game. The balance of marketing and advertising expenses consisted of payroll expenses and consultant fees, travel and office expenses.

We had a net loss of $1,438,971 or $0.16 per share for the nine months ended September 30, 1999. We expect similar or greater losses into the foreseeable future as we continue to develop our web site and the technologies related to new games. Revenue generation and operating income are dependent upon the utilization of significant cash resources for advertising and promotion, new games and the success of our licensees.

     LIQUIDITY AND CAPITAL RESOURCES

We raised an aggregate of $6,075,017 in capital through private placements during 1999 to finance our operations. We have not generated any net revenue from our business operations.

As of September 30, 1999, we had cash and cash equivalents of $3,834,992 compared to $157,600 at the beginning of the year. Our working capital position at September 30, 1999 was $3,938,798. We used $1,662,846 for operating activities during the nine months ended September 30, 1999 and $737,493 for investing activities. Our investing activities included $259,037 for the purchase of office, computer and software development equipment, $72,583 for long term security deposits to secure our office and capital leases, $205,468 for gaming and entertainment software development and $200,405 as partial consideration for our domain name.

Other than cash and cash equivalents, we have no other sources of liquidity, and we do not anticipate generating cash from our operations in the near future. We currently project that available cash balances will be sufficient to fund our operations for the next 4 to 6 months. We are currently seeking additional equity financing to implement planned investments in advertising, software development and personnel, to open an office in the U.S. and to preserve our working capital. We have not made a final determination regarding the terms and conditions of an equity placement, nor can we provide any assurance that such financing will be available on acceptable terms, if at all. Our inability to raise additional financing would have a material adverse effect on our business and on our operations.


YEAR 2000 COMPLIANCE

The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (i.e. December 31, 1999 would appear as 12/31/99), assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000 and calculations using or reporting the date will not be correct and errors will arise (the "Year 2000 Issue"). To prevent this from occurring, information systems need to be updated to ensure they recognize dates during and after the Year 2000.

The potential exists that we and each of our subsidiaries are exposed to a risk that certain aspects of their businesses will fail or suffer impairment as a result of internally operated or externally contracted hardware or software systems and services not being able to correctly "rollover" dates to the new century.

The risk stems from or reliance on certain hardware, software and services to carry out the daily operation of our proposed respective businesses. The exposure may result from, amongst other things, the use of computers, general software and servers for office purposes and data storage; connections to and use of the services of Internet Service Providers and telephone companies for office purposes and customer and investor relations; the software underlying the operation of the web site and the online bingo gaming operation; and the servers that 'play and distribute' the online bingo game.

We and our subsidiaries have only been operating and developing our respective businesses during the last 9 months and the office hardware, administrative general software, custom developed special purpose software, servers and services of Internet Service Providers and telephone companies have been acquired during this period. As a result, and in consultation with the suppliers of this hardware, software and services, we believe the related systems that we intend, directly or indirectly, to use in our respective businesses are Year 2000 compliant. Our due diligence also included an evaluation of supplier provided technology and the implementation of new policies to require our suppliers to confirm that they have disclosed and will correct Year 2000 compliance issues. Although we are relying primarily on systems developed with current technology and on systems designed to be Year 2000 compliant, we may have to replace, upgrade or reprogram certain systems to ensure that all interfacing technology will be Year 2000 compliant when running jointly.

In the event that we incur expenses associated with resolving Year 2000 compliance issues, we intend to expense the operating costs as they are incurred and capitalize the capital costs as they are incurred. However, our purchases of hardware and general and specific purpose software have been relatively recent, and the more expensive of the hardware and general and specific software items that we have purchased are covered under warranties that will extend over the rollover period to January 1, 2000. As a result, we do not expect to incur any major operating or capital expenditures that would have a material impact on our financial condition or results of operations.

While we believe that our hardware and general and specific purpose software applications will be Year 2000 compliant, there can be no assurance until the Year 2000 occurs, that all systems will function adequately.

We do not currently anticipate any disruption in our or our subsidiaries' operations as the result of the Year 2000 issue. We do not have any information concerning the Year 2000 compliance status of our suppliers and customers that would affect our operations. Any failure of our material systems, our vendors' material systems or the Internet to be Year 2000 compliant may have a material adverse effect on our business and results of operations.

In order to protect against the possibility of any material disruption in our or our subsidiaries' operations as the result of the Year 2000 issue, we have taken the following precautions:

     - developed, initiated and maintained procedures that ensure that the information stored on the office computer hard drives are backed up on a regular basis and stored safely

     - copies of the source code for the special purpose software are maintained in secure offsite locations by the developers of the software

     - implemented a policy of acquiring name brand hardware and retained experienced consultants, upon whose warranties we believe that we can rely.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. We anticipate that a significant portion of our revenues will be derived from the business operations of our wholly-owned subsidiaries, Bingo.com (Canada), whose primary business operations are conducted in British Columbia, Canada which conducts its business in Canadian dollars and Bingo.com (Antigua), which conducts its business in U.S. dollars and its local currency, the EC. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 28, 1999, we were advised by legal counsel for Pan Pacific Communications, an advisor to Bingo.com, Inc., that we allegedly breached an agreement between us and Pan Pacific Communications. Pan Pacific Communications demanded payment, on or before August 5, 1999, in the amount of $34,820, the alleged balance owed by us to Pan Pacific Communications, and informed us that they would commence legal seeking the damages with interest and costs. We believe the claim is without merit and intend to vigorously defend against any action brought by Pan Pacific Communications. As of November 10, 1999, we not aware that any legal action been commenced against us.

To the best of our knowledge, we are not subject to any other active or pending legal proceedings or claims against us or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

Issuance of Common Shares

We did not issue any shares of common stock during the third quarter ended September 30, 1999.

Stock Options Granted

On September 1, 1999, we approved of the implementation of a Non-Qualified Stock Option Plan which authorizes the granting of options to acquire up to a maximum of 1,895,000 common shares of our Company to persons employed or associated with our Company including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor. The Stock Option Plan is intended to advance the best interests of our Company, providing additional incentive to those persons who have a substantial responsibility for its management, affairs and growth by increasing their proprietary interest in our success, thereby encouraging them to maintain their relationships with our Company. Further, the availability and offering of Stock Options under the Plan supports and increases our ability to attract, engage and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of our Company for the shareholders depends. Because we conduct our operations in British Columbia, Canada, options granted to persons other than employees are limited to 2% of the aggregate of our issued common stock.

During the quarter ended September 30, 1999, we issued options under our 1999 Stock Option Plan to Shane Murphy, our CEO and Director. Options to acquire 300,000 shares vest over two years at a rate of 1/24th monthly, beginning July 1, 1999. Options to acquire the balance of 300,000 shares vest on the following basis:

     1. 1/3 following the day the market price of the shares exceeds $20 per share

     2. 1/3 following the day the market price of the shares exceeds $30 per share

     3. 1/3 following the day the market price of the shares exceeds $40 per share

The exercise price is $4.75 per share for all of the options.

We also granted options to purchase 100,000 shares of our stock to Chris Sargent, Vice President, Investor Relations. The options expired 30 days subsequent to his resignation.

All of the options were issued under Section 4 (2) of the 1933 Securities Act. None of the options were exercised during the quarter ended September 30, 1999.

On November 10, 1999, our Board of Directors approved in principle the re-pricing of stock options granted to Shane Murphy, our CEO and sole director. The strike price of the options will be adjusted on a date yet to be determined, to reflect the current market value of our common stock, and will be based on the 10 day closing average immediately following the date of re-pricing. We will account for the re-pricing of these options in accordance with our existing accounting policies described in Note 2 hereto, and in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation". The re-pricing is subject to ratification at our next annual meeting of Stock Holders.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     Exhibit Number      Description
     --------------      -----------
         27.1            Financial Data Schedule

None

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending September 30, 1999 to be signed on its behalf by the undersigned duly authorized.

                                 Bingo.com, Inc.


November 15, 1999                /s/ Shane Murphy
-----------------                ----------------------------------------------
(Date)                           Shane Murphy, Chief Executive Officer


November 15, 1999                /s/ Shane Murphy
-----------------                ----------------------------------------------
(Date)                           Shane Murphy, Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number      Description
--------------      -----------
    27.1            Financial Data Schedule