Form 10-K
period 1999-12-31
BINGO COM INC
filed 2000-03-30
CIK 1087853

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                       Commission file number: 000-26319

                                 BINGO.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                    98-0206369
---------------------------------------     ------------------------------------
   State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                         Suite C200 - 4223 Glencoe Ave.
                            Marina del Rey, CA 90292
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (310) 301-4171

           Securities to be registered under Section 12(b) of the Act:

           NONE                                           NONE
---------------------------------------     ------------------------------------
Title of each class to be so registered     Name of each exchange on which each
                                                class is to be registered

           Securities to be registered under Section 12(g) of the Act:

                    Common Shares, Par Value $.001 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Resgistrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
requirements for the past 90 days.  YES [X]          NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 14, 2000 was $1.75.

The number of share of Registrant's common stock outstanding on March 14, 2000 was 10,041,668. The Registrant's common stock is traded on the National Association of Securities Dealers Over the Counter Bulletin Board market, symbol BIGR.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                 BINGO.COM, INC.
                          1999 Form 10-K Annual Report

                                Table of Contents

                                                                            Page
                                     Part I

Item 1.  Business .............................................................1

Item 2.  Properties ..........................................................21

Item 3.  Legal Proceedings ...................................................21

Item 4.  Submission of Matters to a Vote of Security Holders .................21

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ...............................................22

Item 6.  Selected Financial Data .............................................22

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................23

Item 7a. Quantitative and Qualitative Disclosures about
           Market Risk .......................................................25

Item 8.  Financial Statements and Supplementary Data .........................25

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...............................25

                                    Part III

Item 10. Directors and Executive Officers ....................................27

Item 11. Executive Compensation ..............................................27

Item 12. Security Ownership of Certain Beneficial
           Owners and Management .............................................27

Item 13. Certain Relationships and Related Transactions ......................27

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K ...............................................27

Signatures

PART I

Item 1.    Business.

Introduction

Bingo.com, Inc. is in the business of developing and operating a Bingo based website designed to provide a variety of free games and other forms of entertainment, including chat, sweepstakes, BingoGrams, and more. The company is attempting to create a value based web site which will be backed up by an extensive database of registered users and their buying preferences.

Corporate Structure and Background

We have three subsidiaries:

o    Bingo.com (Canada) Enterprises Inc., a British Columbia corporation;
o    Bingo.com (Antigua),  Inc., an Antigua International  Business Corporation;
     and
o    Bingo.com (Wyoming), Inc., a Wyoming corporation.

Our corporate structure is as follows:


                                        -------------------------------
                                                     Bingo.com, Inc.
                                                 (a Florida corporation)
                                        -------------------------------

-------------------------------------    --------------------------------------    -----------------------------------
Bingo.com (Canada) Enterprises Inc.(1)       Bingo.com (Antigua), Inc. (2)           Bingo.com (Wyoming), Inc. (3)
  (a British Columbia corporation)        (an Antigua International Business             (a Wyoming corporation)
                                                    Corporation)
-------------------------------------    --------------------------------------    -----------------------------------

(1) Bingo.com (Canada) was incorporated on February 10, 1998 as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999

(2)  Bingo.com   (Antigua)   was   incorporated   on  April  7,   1999  as  Star
     Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999

(3)  Bingo.com  (Wyoming) was  incorporated  in the State of Wyoming on July 14,
     1999.

We were incorporated in the State of Florida on January 12, 1987, under the name "Progressive General Lumber Corp." with an authorized share capital of 7,500 shares of common stock with a $1.00 par value per share. We were for the most part inactive until January 1999.

On July 17, 1998, we filed Articles of Amendment and increased our authorized share capital to 50,000,000 common shares with a $0.001 par value per share. We also authorized a forward stock split by way of a stock dividend to increase the number of then issued and outstanding shares on a 200 shares for 1 share basis.

In January 1999, our management changed, and we began to implement our strategy to become a leading online provider of Bingo based games and entertainment. On January 13, 1999, we filed Articles of Amendment to amend our Articles of Incorporation and change our name to "Bingo.com, Inc.," effective January 22, 1999.

On January 18, 1999, we purchased the exclusive right to use the domain name "Bingo.com".

We organized Bingo.com (Canada) in February 1999 and Bingo.com (Antigua) in April 1999 to facilitate the implementation of our then business plan.

We organized Bingo.com (Wyoming) on July 14, 1999, to restructure our corporate organization because Florida law would not allow us to continue to a jurisdiction outside the United States. We have subsequently redeveloped our business strategy into a plan that does not include continuing operations in Antigua, therefore we do not need to proceed with the reorganization into Bingo.com (Wyoming).

The original business plan included Bingo.com (Canada) developing and operating a web-site, but reconsideration of the priorities of the company and in the best interest of shareholders, this plan is being discontinued. In March, 2000, Bingo.com, Inc. relocated the principal executive offices to Los Angeles, California to facilitate implementation of the business plan.

Bingo.com (Canada), Bingo.com (Antigua) and Bingo.com (Wyoming) remain as subsidiaries and continue to support the implementation of the business plan.

Our common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board (also known as the "OTCBB") under the symbol "BIGR." We cannot, however, assure you that we will continue to qualify for quotation on the OTCBB. We have not been subject to any bankruptcy, receivership or other similar proceeding.

Bingo.com Domain Name

We purchased the exclusive right to use the domain name "Bingo.com" from Bingo, Inc. for (i) $200,000, (ii) 500,000 shares of our common stock (at a deemed value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, royalties in the amount of 4% of our annual gross revenues with a total minimum guarantee of $1,100,000. The value of the "Bingo.com" domain name was based on factors such as the relationship of the name to our business, the ability for us to create a brand for our web-site and portal based on the name, the ease of internet browser searchability of the domain name and the ability of visitors to our web-site to remember and associate the name with our web-site and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the name was reasonable.

The Business of Bingo.com

Overview

Binco.com intends to become the leading online provider of Bingo based games and entertainment. The Company intends to leverage the worldwide popularity of Bingo with the exponential growth of the Internet to become the premier online Bingo site.

The Business of Bingo.com, Inc.

Overview

Our primary objective will be to provide Internet users a web-site offering a variety of bingo based games and entertainment. The beta site and `Play-4-Free' games for North American audiences was released December 14, 1999.

We seek to attract as large an audience as possible to our site via an aggressive advertising campaign designed to attract customers to use the entertainment products and services, which the Company is developing.

Although games will be free to play, players will be required to register with Bingo.com to receive prizes and to access certain premium features on the site. All registration information will be stored in online databases and Bingo.com will use that data to select which advertisements are displayed to each user. This will allow advertisers to target their messages to their selected subset of Bingo.com's audience.

We intend to build awareness of, and drive traffic to, Bingo.com through a marketing program consisting of various elements. The Company will attempt to sign license agreements with partners who will co-brand versions of Bingo.com games on their sites. In addition, the Company will attempt to establish promotional agreements with prominent web-sites and media content providers that have reciprocal links to Bingo.com, or to display advertising.

We intend to build multiple revenue streams. We believe there is value in the ability to direct the traffic of our membership base and their buying power, and intend to pursue affinity arrangements with merchant partners. The Company may generate revenues based on a variety of transactions. We are contemplating price-per-click-through, percentage of sales transactions and other arrangements as potential revenue generation models with potential retail affiliates.

In addition, we intend to sell advertising space on the web site. Advertisers typically pay on the basis of the number of advertising impressions shown. The number of impressions is a function of the number of users of a web-site, the amount of time they stay on a site, and the frequency with which the advertising displays are changed.

We believe the growing user base and length of time spent on our site (stickiness) will provide advertisers with an attractive platform to reach their target audience. Because we believe we can attract a large, diversified user base and can segment it based upon information we collect, such as geography, age, gender and income levels, we believe we will be able to target advertisements to particular demographic profiles specified by our advertisers.

Bingo.com, Inc. will be managed by its own management team and operating principally from Los Angeles, California .

The entertainment aspect of Bingo.com will not include adult content.

The Industry

The Internet:

Initially envisioned as a common information space in which we communicate by sharing information, the world wide web has developed into a gateway to multimedia experiences and has created whole new forms of entertainment, information delivery and business opportunities.

Conducting business on the Internet:

Electronic commerce is an area of growth and opportunity as more people recognize and utilize the Internet as a vehicle through which to buy and sell goods and services.

With 510 million-web users expected world wide by the end of 2003, 183 million of them are predicted to generate over $1.3 trillion in purchases on the web, according to International Data Corporation.

The Internet can reduce costs and level the playing field for small and large businesses, allowing them to extend their reach globally. As well, the availability of sophisticated Internet and Web technology, improved security mechanisms, and the increasing acceptance of the new communications medium are fueling the use of e-commerce by businesses and consumers. We believe that consumers' trust in the Internet will increase as the number of successfully completed transactions increases. Studies are demonstrating that the consumers' attitudes are rapidly changing and that they are rapidly gaining confidence with transacting business over the Internet.

We believe that the way in which products and services will be directly or indirectly sold in the future will increasingly shift toward the Internet. Leading businesses throughout the world are developing their Web strategies to take advantage of this shift in the way consumers will receive product and service related information and purchase goods and services. Web traffic can be directed based on preferences indicated and historical transactions enacted. Revenue generation models can be built and easily measured based on traffic sources, volumes and purchase amounts.

We believe that Bingo.com, Inc.'s focus on entertainment content will attract visitors with demographic consumer profiles that will appeal to advertisers. As a result, we believe that Bingo.com , Inc. will be able to sell banner advertising and enter into promotional joint ventures with a broad spectrum of businesses.

Advertising through the Internet:

The Internet is changing the advertising community. It is causing a change in the way companies reach their desired customer base. On-line advertising is creating a faster, more focused, and dynamic method of reaching customers who have personally selected their area of interest. The global proliferation of computers in businesses and the home and the increasing connectivity through the Internet has presented the advertising community with a new medium through which to communicate their client's messages. The Internet is becoming an accepted medium for advertising and e-commerce. In order to better understand the demographics of the site visitor, companies are asking customers to first provide information about themselves, allowing marketers to determine customer needs based on actual preferences. Web-sites are an effective medium to poll customers quickly, precisely and cost-effectively. This allows the web-site to make changes rapidly that will attract more target customers and generate greater advertising revenue through customized advertising and promotions.

We believe that an increasing percentage of businesses' advertising budgets will be allocated to funding their Web strategy. We believe advertisers are and will increasingly be advertising on web-sites with a volume of users matching the demographic profile of the advertiser's target consumer.

The key is the ability of marketers to measure the Web audience on a competitive basis with other media such as broadcasting, cable or print. We believe that measurement criteria focusing on users' interests, page views and duration is roughly comparable to conventional advertising measurement criteria such as frequency and reach.

We anticipate that an integral component of the Bingo.com site will be our ability to analyze on a statistical basis our user base profiles. We collect certain demographic information (age, income, household size, occupational class, etc.), which will allow advertisers to target their marketing efforts to certain user profiles. The web- site also tracks a number of monthly, daily and hourly statistical criteria, including user type (.net - network, .gov - government, .com - commercial, .edu - educational, etc.), duration on line, page views, geographic location (.ca - Canada, .fr - France, .uk - United Kingdom, etc.) and download file size. We intend to use this information to justify the advertising rate structure used by Bingo.com, Inc. and to market our web-site to advertisers. We believe that advertisers evaluate portals and web-sites in advertising buying decisions based on statistical criteria such as number of visitors, length of visits, page views and files downloaded. Bingo.com, Inc believe that the anticipatedgrowth in registered user base and reported stickiness of the site will make the web-site very attractive to potential advertisers.

The Niche

Bingo.com is positioning itself to become a leading entertainment site through the incorporation of Bingo technology, to create a fun and exciting daily user experience centered around Bingo and Bingo-based games. We believe the size of the worldwide community familiar with Bingo, the domain name Bingo.com, and the attractive nature of the Company's product offering provides an opportunity to build a large loyal base of daily visitors.

Bingo is reported to be the most socially acceptable form of gaming in the world, with a 79% acceptability rate from the general public. Research indicates that, in North America, on a per visit basis, Bingo is more popular than all Hollywood movies, rock concerts, professional sports and casinos combined. A Federal Study suggests that nearly 70% of Bingo players are between the ages of 18 and 44, and the Baby Boomers are playing Bingo more than ever. This is the generation that is considered to have the most disposable income and the highest ability to access the Internet. We believe that Bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience. There is appeal in providing users with an opportunity to win prizes while allowing them to access entertaining content according to their own schedule from their own location. Bingo.com intends to lead the way using the popularity of Bingo games, the accessibility of the Internet and the rate of growth for entertainment based game sites.

Bingo.com believes its future success will be dependent on a number of factors. These include focus on online Bingo games and online entertainment, and the development of a personalized community atmosphere, which will enable the site to enjoy lengthy visits. We believe the nature of the Company's content and user base will allow Bingo.com to establish a large detailed database of registered users, which is a distinguishing factor to attracting online advertisers. The Company intends to promote the Bingo.com brand name by establishing a large syndication network and by building alliances with prominent companies, both online and off.

Business Strategy

Bingo.com's objective is to become the premier online destination for web based Bingo entertainment and a leading entertainment destination on the internet. The company is pursuing this objective through the following strategies:

Continue to enhance content:

Bingo.com  officially  launched  the  beta  web-site  on  December  14th,  1999.
Registered users are provided with a variety of free games and other forms of entertainment such as chat, sweepstakes, BingoGrams, BingoFortune and more. The free Bingo games can be played for points, which are redeemable for original gift certificates at a wide variety of national merchants. The first games on the site include the International Bingo, "Astrology Bingo", "Groovy Bingo", and "Hollywood Bingo". Bingo.com is able to create low-cost content through creative face-changes of the standard bingo games. These `faces' can reflect themes, corporate interests or other targeted messages. The games are being developed to maximize the value of the detailed data gathered from users. In addition, Bingo.com has entered into agreements with other parties to provide a combination of entertainment and community information at a reasonable cost, and expects to build relationships and enter into agreements with other content providers in the future.

Build multiple revenue streams:

Bingo.com intends to build multiple revenue streams.

Leveraging off the value of the ability to direct the growing membership base and their buying power to merchant partners, Bingo.com intends to pursue affinity program strategies.

Bingo.com also intends to engage in discussion to assess potential revenue generating oportunities through affiliations and potential associations with national merchant websites.

Revenue calculations may be based on click-throughs, percentage of sales transactions, or other methods.

In addition, on December 1, 1999 a web advertising sales agreement was entered into with Flycast Communications Corporation for the sale of advertising impressions. The valuable detailed database of our registered users and preferences enables us to target advertising to particular demographics.

Expand registered user database:

Entertainment and game sites have become increasingly popular and are showing strong growth rates. Two months after the launch of the web-site and the Play-4-Free games, web-site traffic reports indicate that an average of 1000 new users a day are registering with Bingo.com. There has been in excess of 15,000 unique visitors per day, 8 million hits per day, and an average visitor session length of more than 50 minutes.

Bingo.com intends to market aggressively and build the registered user database through online and offline marketing strategies, promotional opportunities and strategic alliances.

Leverage licensed users and alliances:

Bingo.com believes that the variety of games and entertainment available on the website will encourage many visitors to come, stay, play and revisit often. Game winners at Bingo.com win BingoBucks, which are redeemable for prizes and gift certificates through associations with other web-sites and merchants. In the process of providing a one-stop entertainment arena for Bingo lovers, we are creating a value based web-site which will be backed by an extensive database of registered users and their buying preferences. We believe the value of this demographic data should enable Bingo.com to generate higher than average CPM and CPC rates. We believe we can to leverage that detailed information to build relationships and alliances with other web-sites and merchants, meanwhile also offering Bingo Bucks winners a wide variety of options for spending their winnings.

Extend and enhance the value of the brand name:

We believe that establishing a readily recognizable brand name is critical to attracting a larger user base and deriving additional advertising revenues. We believe that Bingo.com has inherent value as a brand name and we intend to aggressively expand our user base by promoting that name. We intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make Bingo.com the leading entertainment destination on the Internet.

Bingo.com, Inc. Marketing Strategy

Our goal is for Bingo.com to become the most recognized Bingo and entertainment destination site on the internet. We intend to build an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate advertising revenues and e-commerce sales for Bingo.com, Inc. The company plans to expand beyond traditional on-line and off-line media methods, targeting advertising towards specific demographic audiences as determined by the detailed database of registered users, as well as the Bingo community of today.

We intend to use multiple advertising media in order to build our brand, increase traffic, and raise our profile among potential advertisers and strategic partners.

We have entered into promotional partnerships to place Bingo.com advertising on sites including Gamesville.com, Val-Pak.com and COX Interactive Media, as well as on the Prodigy Internet service, giving Bingo.com a strategic position on some strategic real estate on the Internet. Advertising will initially be focussed on promoting Bingo.com within the North American market through high profile ads with a variety of companies. This strategy is intended to further develop the growing database of registered users.

Bingo.com, Inc Business Development Costs

As of December 31, 1999, Bingo.com, Inc. had expended approximately $358,000 on software and website development activities.

The original business plan included Bingo.com (Canada) developing and operating the website however, Bingo.com, Inc. itself intends to incur any further development costs and maintain operations of the web-site.

Bingo.com, Inc. Employees

As of December 31, 1999, Bingo.com, Inc had three people working full-time. In addition, Shane Murphy, our President, devotes approximately 80% of his time to Bingo.com, Inc. As of December 31, 1999, Bingo.com (Canada) had seven people working full-time. Since Bingo.com, Inc. is now operating the website and. has relocated the principal executive offices to Los Angeles, California to facilitate implementation of the new business plan, as at February 28, 2000 there were only three people working full-time. From time to time, Bingo.com, Inc. may retain consultants and consulting firms to provide Bingo.com, Inc. with special expertise in developing marketing, software and telecommunications technologies.

Bingo.com, Inc. Competition

Bingo.com, Inc. will face competition primarily from other companies that target the entertainment segment of the market. Gamesville.com and Uproar.com are also intending to be online entertainment destinations, offering game shows and other interactive experiences to users.

The convergence of multimedia communications (voice, data, video, Internet) and the constantly increasing capability of technologies to deliver these media will permit increasing interactivity and allow for more media rich content to be delivered over the Web. Bingo.com intends to differentiate itself by focusing primarily on Bingo related content. Early statistics indicate that the length of time visitors spend on the web-site exceeds that of some other competitors.

Bingo.com, Inc. Trademarks and Intellectual Property Protection

We anticipate Bingo.com, Inc. will apply for trademark registration and protection for its logo and various phrases in Canada and the United States. However, Bingo.com, Inc. has not submitted any applications for trademark registration. In the event that Bingo.com, Inc. determines that it has created an asset whose value can be protected, it will attempt to protect its proprietary asset by applying for patents, copyrights or trademarks. In addition, Bingo.com, Inc. intends to rely on trade secret laws and non-disclosure and confidentiality agreements with its employees and consultants, who have access to its proprietary technology, to protect its technologies.

Bingo.com (Antigua)

Overview

In the original business plan, Bingo.com (Antigua)'s primary objective was to develop an on-line bingo game and Internet gaming business. The International Bingo Wagering game was launched on July 28, 1999. The game accepted a wager only from permitted jurisdictions and was the first revenue generating product in the marketplace. Bingo.com is currently finalizing negotiations to licensing the game technology to a third party, and is in negotiations to sell it entirely. Our current business plan does not include operating an on-line wagering gamesite.

Bingo.com (Antigua) - Licensing

On April 16, 1999, Bingo.com (Antigua) was granted a license to operate an offshore virtual casino wagering business, effective April 30, 1999. The license was granted under the authority and jurisdiction of the Antigua and Barbuda Free Trade and Processing Zone in accordance with Statutory Instruments 1997 No. 20-Virtual Casino Wagering and Sports Book Wagering Regulations, made by the Minister under Section 27 of the Free Trade and Processing Zone Act No. 12 of 1994. Bingo.com (Antigua) paid a license fee of $100,000 to the Barbuda Free Trade and Processing Zone on April 16, 1999 and began to offer a live version of the Bingo.com bingo game on July 28, 1999. This license will be allowed to expire.

On-line Bingo Gaming Software

Bingo.com (Antigua) developed proprietary software that allowed patrons to play a variety of bingo games over the Internet in two modes: wagering and non-wagering. Bingo.com (Antigua) began beta testing the proprietary wagering version of its software and its server in April 1999 and continued beta testing through July 1999. The server systems and software performed well in test mode. During the duration of the beta test period, players provided Bingo.com (Antigua) with valuable comments and feedback, which were considered by Bingo.com (Antigua) and incorporated into the improvement of its software and on-line bingo game.

Bingo.com (Antigua) Operations

Although the initial business plan established the viability of operating an on-line bingo game, accepting wagers from certain jurisdiction, changes in the marketplace indicated that it was not in the best interest of the shareholders or Bingo.com, Inc. to continue to pursue this strategy.

 Many countries are currently struggling with issues surrounding wagering and gambling over the Internet. More specifically, they are considering the merits, limitations and enforceability of prohibition, regulation or taxation of wagering and gambling transactions that are transacted over the Internet. There are significant differences of opinion and law between countries such as the United States, Canada, Australia, Liechtenstein and Antigua.

There is little case law authority related to the interpretation of gaming statutes as they relate to the Internet and the wording of many of the applicable statutes is ambiguous. Consequently, it is possible that Bingo.com (Antigua)'s planned activities may be alleged to violate an applicable statute based on an interpretation of the statute, which differs from ours, or based on a future change of law or interpretation or enforcement policy. Such allegations could result in either civil or criminal proceedings brought by governmental or private litigants. As a result of such proceedings, we or Bingo.com (Antigua) could incur substantial litigation expense, fines, diversion of the attention of key employees, and injunctions or other prohibitions preventing Bingo.com (Antigua) from engaging in various anticipated business activities. Also, if it were finally determined that Bingo.com (Antigua) did violate applicable law, then civil damages or criminal penalties could be imposed and Bingo.com (Antigua) might be barred from pursuing that activity. Such an outcome would have a material adverse effect on our business and our results of operations.

Bingo.com, Inc. does not want to expose it's shareholders to the risks of operating in the on-line gaming industry, nor limit opportunities for strategic partnerships or financial alliances. We believe that discontinuing Antigua operations will better serve the interests of the shareholders and the parent company, Bingo.com, Inc.

Bingo.com (Antigua) Business Development and Windup Costs

As of December 31, 1999, we have recorded a loss of approximately $554,000 related to discontinuing our Antigua based gaming operation.

Bingo.com (Antigua) Employees

As of December 31, 1999, Bingo.com (Antigua) had two full-time employees, however, subsequent to year end the Antiguan operations were discontinued.

DEVELOPMENT OF THE BUSINESS OF BINGO.COM INC., BINGO.COM (CANADA), BINGO.COM (ANTIGUA)

Since January 1999, we have taken the following steps to implement our business plans:

o    Completed  a  first  and  second   round  of  funding  in  the  amounts  of
     US$1,000,000 and US$5,000,000;

o    Purchased the right to use the domain name "Bingo.com";

o    Retained experienced senior management and consultants;

o Conducted market research for the development and marketing of the Bingo.com (Canada) web-site;

o Began developing a cross-functional plan designed to avoid duplicating marketing and advertising expenditures and to compliment and coordinate the corporate objectives of the Bingo.com (Canada) web-site and the Bingo.com (Antigua) on-line bingo game;

o Retained Stratford Internet Technologies Inc. to develop the Bingo.com (Canada) web-site;

o Completed phase one of the development and launch of the Bingo.com web-site;

o    Obtained the license to operate on-line bingo gaming in Antigua;

o Retained Mindquake Software Inc. to develop the on-line bingo gaming software;

o    Developed the new Bingo.com web-site;

o    Launched the new Bingo.com web-site with Play-4-Free bingo games;

o Entered into agreements and affiliate relationships to promote Bingo.com, generate traffic to the site, and increase the registered user database;

o Initiated the process to relocate the principal executive offices to Los Angeles, California;

o    Implemented internal financial controls;

RISK FACTORS

         Our business is subject to a number of risks due to the nature and the present state of development of our business. An investment in our securities is speculative in nature and involves a high degree of risk. You should read carefully and consider the following risk factors.

General

We have a Limited Operating History and a History of Losses, Which Makes Our Ability to Continue as a Going Concern Questionable

As noted in the qualified audit report dated December 31, 1999, we are a development stage company and our operations and the operation of our subsidiaries are subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business. We have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. Through December 31, 1999, we incurred cumulative net losses of $ 2.9 million. Our business prospects should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products and technologies. We do not believe that revenues generated will be sufficient to support our operations in fiscal 2000 due to a number of factors including, among others:

o the cost of promoting and marketing our web-site and the Bingo.com bingo game;

o the anticipated low demand for our banner advertising until we can establish our brand name and verify traffic on our web-site;

o the start-up cost associated with developing our software and technologies, installing equipment and establishing our facilities;

o the anticipated nominal gaming revenues from the sale of advertising space until we can establish our brand name and verify traffic to our web-site;

o the costs associated with hiring experienced management and staffing our operations.

Consequently, in the foreseeable future, we believe that such expenses will increase our net losses, and we may never be profitable.

You should evaluate our business in light of the factors affecting and challenges frequently encountered by early stage companies engaged in Internet commerce. Such factors and challenges include:

o our ability to generate revenues will depend on selling advertising on a web-site focused on Bingo entertainment, a newly developed business concept currently with only limited market acceptance;

o as our business grows and the expectations of our customers increases, we must develop and upgrade our infrastructure, including internal controls, transaction processing capacity, data storage and retrieval systems and web-site to remain competitive;

o we compete with a number of competitors with greater resources and experience than us;

o as the markets for our on-line bingo games develop, our success will depend on our ability to successfully manage and change operations to meet the demands of our customers;

o    our businesses are dependent upon the Internet for commerce and growth;

o    general economic conditions could change and adversely affect our business;

o we intend to rely upon strategic relationships to build market awareness and to bring visitors to our portal and players to the on-line bingo game;

o our businesses are subject to regulatory risks, which may increase the cost of operating our businesses or prohibit us from conducting our business; and

o we depend upon and need to hire key, qualified personnel and management to fully develop our businesses.

Because we have only recently begun operations, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model is still emerging and being developed. We cannot assure you that Bingo.com, Inc. will attract users, advertisers, consumers or network affiliates, or generate significant revenues or operating margins in the future. We cannot guarantee we will ever achieve commercial success.

As of December 31, 1999, we had approximately $3.4 million in cash and cash equivalents. We believe that we will have sufficient funds to conduct our operations into the first quarter of 2001, without considering any revenues generated from the operations of our subsidiaries. We cannot assure you that we will be able to obtain adequate financing to support our operations.

If Our Key Personnel Leave Bingo.com, Our Ability to Succeed will be Adversely Affected

The future success of Bingo.com, Inc. will depend on certain key management, marketing, sales and technical personnel. We rely upon consultants and advisors who are not employees. The loss of key could have an adverse effect on our operations. We do not maintain key-man life insurance on any of our key personnel, and our subsidiaries do not insure their key personnel. We plan to hire additional key employees in 1999. Competition for qualified employees is intense, and an inability to attract, retain and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. Our ability to retain existing personnel and attract new personnel may also be adversely affected by their current financial situation. We cannot assure you that our subsidiaries will be able to retain their existing personnel or attract additional, qualified persons when required and on acceptable terms.

We May be Required to Sell Additional Common Stock or Parties May Exercise Options and Warrants that May Cause Dilution of the Value of the Outstanding Shares

The number of shares of our outstanding common stock held by non-affiliates is large relative to the trading volume of the common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have an adverse effect on the market price of the common stock.

As of December 31, 1999, we had outstanding warrants to purchase an aggregate of 916,668 shares of common stock. We have also reserved up to an additional 1,895,000 shares of common stock for issuance upon exercise of options under an incentive stock option plan. We have agreed to grant options to acquire a total of 1,025,000 of our common shares to certain of our officers, directors and consultants once we have approved and adopted our incentive stock option plan, and we granted Shane Murphy, our President, options to acquire 600,000 shares of our common stock. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

We have Capacity Constraints and System Development Risks that could Damage Our Customer Relations or Inhibit Our Possible Growth, and We May Need to Expand Our Management Systems and Controls Quickly, Which May Increase Our Cost of Operations

Our success and our ability to provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of our third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and advertisers using our service. Our success also depends upon our and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We and our vendors may experience periodic systems interruptions and infrastructure failures, which we believe will cause customer dissatisfaction and may adversely affect our results of operations. Limitations of technology infrastructure may prevent us from maximizing our business opportunities.

We cannot assure you that that our and our vendors' data repositories, financial systems and other technology resources will be secure from security breaches or sabotage, especially as technology changes and becomes more sophisticated. In addition, we expect that many of our and our vendors' software systems may be custom-developed and that we and our vendors may rely on employees and certain third-party contractors to develop and maintain these systems. If certain of these employees or contractors become unavailable, we and our vendors may experience difficulty in improving and maintaining these systems. Furthermore, we expect that we and our vendors may continue to be required to manage multiple relationships with various software and equipment vendors whose technologies may not be compatible, as well as relationships with other third parties to maintain and enhance their technology infrastructures. Failure to achieve or maintain high capacity data transmission and security without system downtime and to achieve improvements in their transaction processing systems and network infrastructure could adversely affect our business and results of operations.

Increased Security Risks of On-line Commerce May Deter Future Use of Our Website, Which May Adversely Affect Our Ability to Generate Revenues

Concerns over the security of transactions conducted on the Internet and the privacy of consumers may also inhibit the growth of the Internet and other on-line services generally, and on-line commerce in particular. Failure to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used to protect our transaction data. Anyone who is able to circumvent our subsidiaries' or vendors' security measures could misappropriate proprietary information, cause interruptions in their operations or damage our brand and reputation. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials.

We Face the Risks of System Failures, Which Would Disrupt Our Operations

A disaster could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems.

Our systems and operations are vulnerable to damage or interruption from fire, floods, earthquakes, hurricanes, power loss, telecommunications failures, break-ins, sabotage and similar events. The occurrence of a natural disaster or unanticipated problems at our principal business headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or render us unable to provide our services. In addition, failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

We  Face  Risks  of  Claims  from  Third  Parties  for   Intellectual   Property
Infringement that Could Adversely Affect Our Business

We anticipate that our services will operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that our services do not or will not in the future infringe the intellectual property rights of third parties. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

Our success and ability to compete are substantially dependent upon our technology and data resources, which we intend to protect through a combination of patent, copyright, trade secret and/or trademark law. We currently have no patents or trademarks issued to date on our technology.

We May Not be Able to Protect Our Internet Domain Name, Which Is Important to Our Branding Strategy

We anticipate that the Internet domain name, "Bingo.com," will be an extremely important part of our business and the business of our subsidiaries. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "bingo" or variations thereof both in the United States and elsewhere.

If We Are Unable to Meet the Changing Needs of Our Industry, Our Ability to Compete Will be Adversely Affected

To remain competitive, we must be capable of enhancing and improving the functionality and features of their on-line services. The Internet portal, the on-line advertising industry and the Internet gaming industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our subsidiaries' existing services, technology and systems may become obsolete.

Our future success will depend on our subsidiaries' abilities to accomplish the following:

o    license and develop leading technologies useful in our business;

o    develop and enhance our planned products and services;

o develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers; and

o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing Internet services and other proprietary technology entails significant technical and business risks, as well as substantial costs. Our subsidiaries may use new technologies ineffectively, or they may fail to adapt their services, transaction-processing systems and network infrastructure to user requirements or emerging industry standards. If our subsidiaries' operations face material delays in introducing new services, products and enhancements, their users may forego the use of their services and use those of their competitors.

We Do Not Intend to Declare Dividends, Which May Affect the Value of Your Shares

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Our Shares are Considered Penny Stocks and are Subject to the Penny Stock Rules, Which May Adversely Affect the Ability to Sell Your Shares

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving "a penny stock." Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are expected to be deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of your shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Risks Associated with the Bingo.com, Inc. Web-Site

The Results of Operations for the Bingo.com, Inc. Web-site Will Vary Depending on a Number of Factors, Which May Adversely Affect Our Business

We anticipate the operating results of Bingo.com, Inc.'s web-site will vary widely depending on a number of factors, some that are beyond the control of Bingo.com, Inc. These factors are likely to include:

o demand for our on-line services by registered users, advertisers and consumers, including the number of searches performed by registered users, consumers and the rate at which they click-through to paid search listing advertisements;

o prices paid by advertisers using the Bingo.com, Inc. service, which have not been determined by Bingo.com, Inc.;

o    our  costs  of  attracting  consumers  to  the  Bingo.com,  Inc.  web-site,
     including  costs  of  receiving  exposure  on  third-party   web-sites  and
     advertising costs;

o    costs related to forming strategic relationships;

o    loss of strategic relationships;

o    our ability to significantly increase our distribution channels;

o    competition;

o the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

o    costs  and  delays  in  introducing  new  Bingo.com,   Inc.   services  and
     improvements to existing services;

o changes in the growth rate of Internet usage and acceptance by consumers of electronic commerce;

o    technical difficulties, system failures or Internet downtime;

o    government regulations related to our business and to the Internet;

o our ability to upgrade and develop our information technology systems and infrastructure;

o    costs related to acquisitions of technologies or businesses; and

o general economic conditions, as well as those specific to the Internet and related industries.

Because Bingo.com, Inc. has limited operating history, it is difficult to accurately forecast the revenues that will be generated.

We plan to significantly increase our operating expenses to expand our marketing and sales operations related to Bingo.com, Inc., establish customer support capabilities and fund the development of the Bingo.com, Inc. web-site. We have based our current and future expense levels on the operating plans and estimates of future revenue for Bingo.com,Inc. We anticipate that the expenses related to Bingo.com, Inc. may increase. The revenue and operating results for Bingo.com, Inc. are difficult to forecast. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand to the extent it exceeds our expectations.

If Bingo.Com, Inc.'s Web-Site is Unable to Achieve a Critical Mass of Registered Users, Advertisers and Consumers, Bingo.Com, Inc. May Be Unable to Sell Advertising or to Generate Revenues

The success of our web-site may be dependent upon achieving significant market acceptance of our site by registered users, advertisers and consumers. Our web-site has achieved very limited market acceptance to date. Internet advertising in general is at an early stage of development and most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our search service in particular will be introduced in the future, and we cannot predict the level of its acceptance as an advertising medium, even if we achieve initial market acceptance. Our competitors and potential competitors may offer more cost-effective advertising solutions, which could damage our business. In addition, our portal may not achieve significant acceptance by registered users and consumers. Failure to achieve and maintain a critical mass of registered users; advertisers and consumers would seriously harm our business.

If We Are Unable to Develop On-line Marketing Partner and Relationships with a Network of Affiliates, Our Web-Site May Never Achieve Market Acceptance or Generate Any Significant Advertising Revenues

We anticipate that our web-site may depend on traffic from a limited number of third-party web-sites. We anticipate Bingo.com, Inc. will obtain traffic from these sources pursuant to short-term agreements. Bingo.com (Canada) currently has no assurance that they will be successful in obtaining any of these agreements on commercially acceptable terms.

We also believe that our future success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with network affiliates. These network affiliates provide their users with the Bingo.com links on their sites or direct their traffic to the Bingo.com web-site. We believe these relationships are important in order to facilitate broad market acceptance of our service and enhance Bingo.com, Inc.'s sales. Our future ability to attract consumers to our Bingo site may be dependent upon the growth of our network affiliates, which has not yet been established. If we are unable to obtain agreements or arrangements for traffic on commercially acceptable terms or to establish a relationship with a network of affiliates, our business may never be successfully launched.

Our Business May be Subject to Government Regulation and Legal Uncertainties that May Increase the Costs of Operating Our Web-Site or Limit Our Ability to Sell Advertising

There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose Bingo.com, Inc. to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require Bingo.com, Inc. to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission, or FCC, in the same manner as other telecommunications services.

Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Web, potentially decreasing the demand for our service.

A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect us. Also, Congress recently passed (and the President has signed into law) the Digital Millennium Copyright Act, which is intended to reduce the liability of on-line service providers for listing or linking to third-party web-sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of on-line services to collect user information from minors.

Further, Congress recently passed (and the President has signed into law) the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. Bingo.com, Inc. is currently reviewing various pieces of legislation, and cannot currently predict the effect, if any, that this legislation will have on our business. There can be no assurance that this legislation will not impose significant additional costs on our business or subject the company to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. Bingo.com, Inc. may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute Bingo.com, Inc. for violations of their laws. Bingo.com, Inc. might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

Item 2.    Properties

At December 31, 1999 Bingo.com was leasing one business office through our subsidiary, at 702-543 Granville Street, Vancouver, British Columbia, pursuant to a lease that expires on April 30, 2002. The monthly rent payments under the lease are approximately $2,380. We also pay for a pro rata share of common area expenses such as insurance, cleaning services, maintenance related to the space we rent. Our pro rata share of the common area expenses is currently approximately $2,120 per month.

Subsequent to December 31, 1999, Bingo.com entered into a short term lease of three months, expiring April 30, 2000, at C200 - 4223 Glencoe Avenue, Marina del Rey, California. Base rent payments are $6341 per month. Bingo.com expects to make this or a similar leased space the principal offices of the company. Actions are being taken to sub-lease the space in Vancouver.

Other than described above, neither we nor any of our subsidiaries presently own or lease any other property or real estate.

Item 3.  Legal Proceedings

On July 28, 1999, we were advised by legal counsel for Pan Pacific Communications, an advisor to Bingo.com Inc., that we allegedly breached an agreement between us and Pan Pacific. Pan Pacific demanded payment, on or before August 5, 1999, in the amount of $34,820, the alleged balance owed by us to Pan Pacific, and informed us that they would commence legal action seeking the damages with interest and costs. We believe the claim is without merit and intend to vigorously defend the claim. As of March 2, 2000, we are not aware that any legal action has been commenced against us.

To the best of our knowledge, we are not subject to any other active or pending legal proceedings or claims against us, or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

On March 19, 1997, our common stock was approved for trading on the OTCBB under the symbol PGLB. In January 1999, we changed our name from Progressive General Lumber Corporation to Bingo.com, Inc., and our OTCBB symbol was changed to BIGG. On July 26, 1999, we changed our trading symbol from BIGG to BIGR. There were no trades of our securities on the OTCBB prior to the first quarter 1999.

The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

OTCBB

  -----------------------------------------------------------------------------
        1999                     High ($)            Low ($)         Volume
  -----------------------------------------------------------------------------
  1st Quarter                     8.75               1.875          6,404,500
  -----------------------------------------------------------------------------
  2nd Quarter                    13.125              3.75          12,198,800
  -----------------------------------------------------------------------------

On March 14, 2000, the last reported sales price of our common stock, as reported by the NASD OTC:BB was $1.75 .

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors

Item 6.    Selected Financial Data

The following table sets forth selected financial data regarding our consolidated operating results and financial position. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this document.

                                                                            Year Ended
                                                                           December 31,
                                           1999         1998        1997       1996        1995
                                       ------------- ----------- ----------- ---------- -----------
                                            $            $           $           $          $
Revenues                                                100         nil         nil        nil

General & Administrative               1,588,863      1,904         nil         nil        nil
  Expenses
Marketing & Advertising                  490,234        nil         nil         nil        nil
Software Development &                   408,241        nil         nil         nil        nil
  Royalties
Foreign exchange gain                                   nil         nil         nil        nil
Interest income                          126,001        nil         nil         nil        nil
Net (Loss) from Continuing            (2,361,337)    (1,804)        nil         nil        nil
Operations
Net (Loss) from                         (494,107)       nil         nil         nil        nil
  Discontinued Operations

Net Loss per Share                         (0.31)       nil         nil         nil        nil

                                                         Year Ended
                                                        December 31,
                                   1999       1998        1997       1996        1995
                                ----------- ---------- ----------- ---------- -----------
                                    $           $          $           $          $
Working Capital (Deficiency)    3,251,649    (1,804)      nil        nil        nil

Total Assets                    4,990,371   157,600       nil        nil        nil

Total Liabilities                 325,643   159,404       nil        nil        nil

Shareholders' Equity            4,664,728    (1,804)      nil        nil        nil

Long-term Obligations               9,494       Nil       nil        nil        nil

Cash Dividends                        Nil       Nil       nil        nil        nil


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Registration Statement.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

The year ended December 31, 1999 was effectively our first year of operations. Initially, our strategy was to develop an online gaming operation with an initial focus on bingo. Due to adverse changes in North American gaming laws, in August, 1999 our board, in the best interests of protecting our shareholders, decided to prohibit gaming in jurisdictions with laws that prohibit online gaming. From August, 1999 to December 31, we revised our business plan and focused on the alternative of developing our prize based, play for free games with an emphasis on entertainment. In December of 1999 we launched a beta version of our first play for free game and our revamped website. Subsequent to our year ended December 31, 1999, our board announced the discontinuance of our Antigua based gaming operation and we applied all of it's resources to our revised business plan. In 1998, we had no active business operations, material transactions or operating results. As a result, we believe that a comparison of our results for the year ended December 31, 1999 versus 1998 is not meaningful.

Total assets increased to $4,990,371 as of December 31, 1999 compared to $157,600 at the beginning of the fiscal year. The primary source of this increase was $7,066,374 raised through the issuance of common stock for general corporate purposes, and $226,563 of common shares allocated for issue to pay for software and website development . We invested $281,395 in office and computer equipment including software development equipment. $37,865 of capital equipment was purchased through long term capital leases over terms of 24 to 60 months. We also acquired the Bingo.com domain name during 1999 for $200,000 in cash and 500,000 shares of our common stock, which was valued at $2.00 per share. Our cash position increased by

$3,386,640 and our working capital position increased to $3,251,649 from a deficit of $1,804, primarily due to previously noted financing activities undertaken during 1999.

$1,254,944 of $2,487,338 of total expenses for continuing operations for the year ended December 31, 1999 was for general and administrative expenses associated with the start up and refinement of our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees for preparation and review of our registration statement, insurance and other general corporate and office expenses. The balance of general and administrative expenses was $286,346 for stock based compensation costs for our executive and corporate staff, $40,669 for amortization of capital assets.

Marketing and advertising expenses were $490,234 for the year ended December 31, 1999. We spent $292,392 on initial awareness advertising and for banner advertising for our gaming site. The balance of marketing and advertising expenses consists of payroll and consultant's costs, travel and office costs.

Our net loss from continuing operations the twelve months ended December 31, 1999, was $2,361,337, including the domain name royalty payment of $50,000 and $358,241 of software developments costs and website improvements. We expect similar or greater losses into the foreseeable future as we build our operations.

Our loss for the twelve months ended December 31, 1999 from our discontinued gaming operation based in Antigua was $494,107. These costs include management and customer service payroll and consultants costs, premises costs, website advertising expenses and our gaming software development costs. Also included in the loss is a provision for future costs associated with winding up the operation in 2000 of $60,000.

We had a net loss of $2,908,640 or $.31 per share for the year ended December 31, 1999, including net interest income earned on our surplus cash balances of $125,901. We expect similar or greater losses into the foreseeable future as we continue to develop our website and the technologies related to new games. Revenue generation and operating income are dependent upon the utilization of significant cash resources for advertising and promotion, new games, and our future successes at attracting prize sponsors and advertising customers.

Year Ended December 31, 1998 Compared to December 31, 1997

During the year ended December 31, 1997 we had no active business operations. As a result, we had no material transactions or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We raised an aggregate of $6,066,374 in capital, net of share issuance costs, through private placements during 1999 to finance our operations. We also allocated $226,563 in share capital for software development for our website, to be issued to an arms length developer. We financed a portion of our capital equipment purchases with $37,865 of capital lease financing and repaid $14,048 under contractual terms. We have not yet generated any net revenue from our business operations.

As at December 31, 1999, we had cash and cash equivalents of $3,382,529 versus $157,600 at the beginning of the year. Our working capital position was $3,251,649. We used $1,972,765 for continuing operating activities, $475,049 for discontinued operations during the twelve months ended December 31, 1999 and $482,300 for investing activities. Our investing activities includes $281,395 for the purchase of office, computer and software development equipment, $200,905 for our domain name purchase.

We currently project that available cash balances will be sufficient to fund our operations for the next 6 - 8 months, provided that we do not identify and complete any acquisitions. We are currently seeking additional equity financing to implement planned investments in advertising, software development and personnel, to open an office in the U.S. and to preserve our working capital. We have not made a final determination regarding the terms and conditions of an equity placement, nor can we provide any assurance that such financing will be available on acceptable terms, if at all. Our inability to raise additional financing would have a material adverse effect on our business and on our operations.

YEAR 2000 COMPLIANCE

Prior to January 1, 2000, we devoted resources in an effort to ensure that our proprietary software, the third-party software on which we rely, and the underlying systems and protocols did not contain error associated with Year 2000 date functions. Since January 1, 2000 we have not experienced any disruption as a result of Year 2000 problems.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We currently have instruments sensitive to market risk relating to exposure in changing interest rates and market prices. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short term nature of the majority of our investment portfolio.

Item 8.    Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading "Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

On August 31, 1998, Barry L. Friedman, P.C. resigned as our independent auditors. Our financial statements for the years ended December 31, 1997 and 1996 contain no adverse opinion or disclaimer of opinion and have not been qualified or modified as to uncertainty, audit scope, or accounting opinion. Barry L. Friedman, P.C. has not been associated with any of our financial statements subsequent to August 31, 1998. The change in independent chartered accountants was effective for fiscal 1998, was approved by our board of directors and was not due to any disagreement between us and Barry L. Friedman, P.C.

During the period two financial years prior to and preceding the change in independent auditors, there were no disagreements with Barry L. Friedman, P.C. on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Barry L. Friedman, P.C. would have caused them to make reference thereto in their report on our financial statements for the period. We have authorized Barry L. Friedman, P.C. to respond fully to any subject matter of any potential disagreement with respect to our financial statements.

We have not been advised by Barry L. Friedman, P.C. or our current auditors, Davidson and Company, Chartered Accountants, of any of the following: (A) lack of internal controls necessary to for us to develop reliable financial statements; (B) any information that has come to the attention of our auditors that has led them to no longer be able to rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management; (C) any need to expand significantly the scope of our auditors' audit or information that has come to our auditors' attention during the period two financial years prior to and preceding the change in our independent auditors that if further investigated, would (i) materially impact the fairness or reliability of the previously issued audit report or the financial statements issued or covering such period or (ii) cause our auditors to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the resignation of Barry L. Friedman, P.C. or any other reason, our auditor did not so expand the scope of the audit or conduct such further investigation; and (D) any information that has come to the attention of our auditors that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the period two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditor, would prevent it from rendering an unqualified audit report on those financial statements) and due to the resignation of Barry L. Friedman, P.C. or any other reason, any issue has not been resolved to such auditor's satisfaction prior to Barry L. Friedman, P.C.'s resignation.

We engaged Davidson and Company, Chartered Accountants, as our independent auditors on February 1, 1999. We engaged Davidson and Company to audit our financial statement for the year ended December 31, 1998 and 1999. There were no disagreements with Barry L. Friedman, P.C. on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Barry L. Friedman, P.C. would have caused them to make reference thereto in their report on our financial statements for the period.

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 (the Proxy Statement is incorporated herein by reference).

Item 11.   Executive Compensation.

The information set forth under the captions  "Executive  Compensation and Other
Information"  and   "Compensation  of  Directors"  in  the  Proxy  Statement  is
incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement is incorporated herein by reference.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following  financial  statements and related  schedules are included in this
Item:

(a)      (1)  Financial Statements

     Audited Financial Statements

     Auditor's Report

     Bingo.com, Inc. (formerly Progressive General Lumber Corp.) Consolidated Balance Sheets as at December 31,1999.

     Bingo.com, Inc. (formerly Progressive General Lumber Corp.) Consolidated Statements of Income and Deficit for the periods ended December 31, 1999 and 1998.

     Bingo.com, Inc. (formerly Progressive General Lumber Corp.) Consolidated Statements of Changes in Financial Position for the periods ended December 31, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules

     Financial   statement   schedules  have  been  omitted   because  they  are
     inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits

Exhibit
Number          Description
------          -----------

 3.1* Articles of Incorporation of Progressive Lumber Corp. effective January 12, 1987.

 3.2*          Articles of Amendment to Progressive  Lumber Corp.  filed on July
               17, 1998.

 3.3* Articles of Amendment to Progressive Lumber Corp. effective January 22, 1999.

 3.4*          Bylaws of Bingo.com, Inc.

10.1*          Form of Stock Subscription Agreement dated December 1998.

10.2*          Asset  Purchase   Agreement  by  and  between  Bingo,   Inc.  and
               Progressive Lumber, Corp. dated January 18, 1999.

10.3* Escrow Agreement by and among Bingo.com, Inc., Bingo, Inc. and Clark, Wilson dated January 27, 1999.

10.4* Registrant Name Change Agreement by and among Network Solutions, Bingo, Inc. and Bingo.com, Inc. dated January 1999.

10.5** Lease Agreement by and between Harwood Corporation and Bingo.com (Canada) Enterprises Inc. & 559262 B.C. Ltd. commencing February 1, 1999.

10.6*          Development   Agreement   by  and  between   Stratford   Internet
               Technologies Inc. and Bingo.com, Inc. dated February 17, 1999.

10.7*          Private   Placement   Subscription   Agreement   by  and  between
               Bingo.com, Inc and Dotcom Fund, S.A. dated February 11, 1999.

10.8*          Share Purchase Warrant issued to Dotcom Fund, S.A. dated February
               12, 1999.

Exhibit
Number          Description
------          -----------

10.9** Application and Agreement for Merchant Services by and between State Communications Ltd. and Global Payment Services dated April 21, 1999.

10.10* Subscription Agreement by and between Bingo.com, Inc and Goldberg Equity Fund dated April 23, 1999.

10.11*         Share Purchase Warrant issued to Goldberg Equity Fund dated April
               23, 1999.

10.12*         Declaration  of Trust made by Douglas  Albert  Lorne McLeod dated
               May 1999.

10.13** Employment Agreement by and between Bingo.com, Inc. and Shane Murphy dated June 17, 1999, effective July 1, 1999.

10.14** Agent Agreement by and between Bingo.com, Inc. and Access World, Inc. dated April 6, 1999,

21.1**         List of Subsidiaries of Registrant

27.1           Financial Data Schedule

-------------------------
* Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.
** Previously filed with the Registrant's amended registration statement on Form 10 on August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                 Bingo.com, Inc.



March 30, 2000                   /s/ Shane Murphy
-----------------                ----------------------------------------------
(Date)                           Shane Murphy, Chief Executive Officer and
                                  Sole Director

                                 BINGO.COM, INC.

                   (formerly Progressive General Lumber Corp.)

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                                                A Partnership of
                                                      Incorporated Professionals
DAVIDSON & COMPANY=========Chartered Accountants================================



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bingo.com, Inc.
(formerly Progressive General Lumber Corp. )
(A Development Stage Company)


We have audited the balance sheets of Bingo.com, Inc. (formerly Progressive General Lumber Corp.) as at December 31, 1999 and 1998 and the statements of operations, stockholders' equity and cash flows for the years then ended and the cumulative amounts from incorporation on January 12, 1987 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and stockholders' equity and its cash flows for the years then ended and the cumulative amounts from incorporation on January 12, 1987 to December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ Davidson & Company
Vancouver, Canada                                         Chartered Accountants

February 25, 2000


                   A Member of Accounting Group International
                   ==========================================

     Suite 1270, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
                Telephone (604) 687-0947   Fax (604) 687-6172

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
AS AT DECEMBER 31
================================================================================

                                                                                                       1999            1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents(Note 4)                                                       $    3,382,529   $      157,600
    Accounts receivable (allowance - Nil)                                                          102,239               -
    Prepaid expenses and security deposits                                                          83,030               -
                                                                                            ---------------  --------------
                                                                                                 3,567,798          157,600
Capital assets (Note 5)                                                                            221,668               -
Domain name rights (Note 6)                                                                      1,200,905               -
                                                                                            ---------------  --------------
                                                                                            $    4,990,371   $      157,600
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                                $      187,914   $      159,404
    Loan payable (Note 7)                                                                           53,912               -
    Provision for discontinued operations                                                           60,000               -
    Current portion of capital obligations                                                          14,323               -
                                                                                            ---------------  --------------
                                                                                                   316,149          159,404
Capital lease obligations (Note 8)                                                                   9,494               -
                                                                                            ---------------  --------------
                                                                                                   325,643          159,404
                                                                                            ---------------  --------------
Stockholders' equity
    Capital stock
       Authorized
              50,000,000  common shares with a par value of $0.001
       Issued
               9,916,668  shares (December 31, 1998 - 1,000,000 shares)                              9,917            1,000
    Additional paid in capital                                                                   7,347,803            4,000
    Shares allotted for issue (Note 17a)                                                           226,563               -
    Deficit accumulated during the development stage                                            (2,915,444)          (6,804)
    Accumulative comprehensive other income                                                         (4,111)              -
                                                                                            ---------------  --------------
                                                                                                 4,664,728           (1,804)
                                                                                            ---------------  --------------
                                                                                            $    4,990,371   $      157,600
============================================================================================================================

Nature and continuance of operations (Note 1)
Subsequent events (Note 17)
Commitment (Note 18)


On behalf of the Board:

                                  Director
---------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                                       from
                                                                              Incorporation
                                                                                         on
                                                                                January 12,
                                                                                    1987 to       Year Ended       Year Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       1999             1999             1998
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    General and administrative                                              $    1,588,863   $    1,581,959   $           -
    Marketing and advertising                                                      490,234          490,234               -
    Royalties - domain name                                                         50,000           50,000               -
    Software and web site development                                              358,241          358,241               -
                                                                            --------------   ---------------  ---------------
                                                                                (2,487,338)      (2,480,434)          (1,904)
OTHER ITEM
    Interest income                                                                126,001          125,901              100
                                                                            --------------   ---------------  ---------------
Loss from continuing operations                                                 (2,361,337)      (2,354,533)          (1,804)
                                                                            --------------   ---------------  ---------------
Loss from discontinued operations, net of income taxes                            (494,107)        (494,107)              -

Estimated loss on disposal of discontinued operations                              (60,000)         (60,000)              -
                                                                            --------------   ---------------  ---------------
Loss from discontinued operations                                                 (554,107)        (554,107)              -
                                                                            --------------   ---------------  ---------------
Loss for the year                                                           $   (2,915,444)  $   (2,908,640)  $       (1,804)
============================================================================================================================
Loss from continuing operations                                             $           -    $        (0.25)  $        (0.01)

Loss from discontinued operations                                                       -             (0.05)              -

Loss on disposal of discontinued operations                                             -             (0.01)              -
                                                                            --------------   ---------------  ---------------
Basic and diluted loss per share (Note 3)                                   $           -    $        (0.31)  $        (0.01)
============================================================================================================================
Weighted average shares outstanding                                                     -         9,278,084        1,000,000
============================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Expressed in United States Dollars)
================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                                       from
                                                                              Incorporation
                                                                                         on
                                                                                January 12,
                                                                                    1987 to       Year Ended      Year Ended
                                                                               December 31,     December 31,    December 31,
                                                                                       1999             1999            1998
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                    $   (2,910,444)  $   (2,908,640)  $      (1,804)
                                                                            --------------   --------------   --------------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                        (4,111)          (4,111)              -
                                                                            --------------   --------------   -------------
Other comprehensive income (loss)                                                   (4,111)          (4,111)              -
                                                                            --------------   --------------   -------------
Comprehensive income                                                        $   (2,914,555)  $   (2,912,751)  $      (1,804)
============================================================================================================================

Loss from continuing operations                                             $           -    $        (0.25)  $       (0.01)

Loss from discontinued operations                                                       -             (0.05)              -

Loss on disposal of discontinued operations                                             -             (0.01)              -
                                                                            --------------   --------------   -------------
Basic and diluted loss per share (Note 3)                                   $           -    $        (0.31)  $       (0.01)
============================================================================================================================
Weighted average shares outstanding                                                     -         9,278,084       1,000,000
============================================================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
================================================================================


                                                                                                      Deficit
                                                                                                  Accumulated
                                Capital Stock            Additional    Cumulative        Shares    During the
                         ------------- ---------------      Paid-in   Translation  Allotted for   Development
                               Shares          Amount       Capital    Adjustment         Issue         Stage          Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1995, 1996 and 1997        1,000,000  $      1,000    $     4,000   $        -    $        -    $     (5,000)  $        -

 Loss for the year                 -             -              -             -             -          (1,804)       (1,804)
                         ------------  ------------    -----------   -----------   -----------   ------------  ------------

Balance, December 31,
 1998                       1,000,000         1,000          4,000            -             -          (6,804)       (1,804)

 January, 1999 Private
    placement
    (Note 10a)              7,500,000         7,500         67,500            -             -              -         75,000

 January, 1999
    Domain name
    rights (Note 6)           500,000           500        999,500            -             -              -      1,000,000

 February, 1999
    Private placement
    (Note 10b)                500,000           500        999,500            -             -              -      1,000,000

 April, 1999 Private
    placement
    (Note 10c)                416,668           417      4,999,600            -             -              -      5,000,017

 Share issuance costs              -             -          (8,643)           -             -              -         (8,643)

 Loss for the year                 -             -              -             -             -      (2,908,640)   (2,908,640)

 Accumulative
    comprehensive
         other income              -             -              -         (4,111)           -              -         (4,111)
                         ------------  ------------    -----------   -----------   -----------   ------------  ------------
                            9,916,668         9,917      7,061,457        (4,111)           -      (2,915,444)    4,151,819
 Stock based
    compensation costs
     (Note 12)                     -             -         286,346            -             -              -        286,346
 Shares allotted for
    issue (Note 17a)               -             -              -             -        226,563             -        226,563
                         ------------  ------------    -----------   -----------   -----------   ------------  ------------
Balance, December 31,
    1999                    9,916,668  $      9,917    $ 7,347,803   $    (4,111)  $   226,563   $ (2,915,444)  $ 4,664,728
=============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                                       from
                                                                              Incorporation
                                                                                         on
                                                                                January 12,
                                                                                    1987 to       Year Ended       Year Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       1999             1999             1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Continued operations
     Loss for the year                                                      $    (2,361,337)   $  (2,354,533)   $      (1,804)
     Adjustment to reconcile net loss
       to net cash used in operating activities
       Amortization                                                                  40,669           40,669               -
       Stock based compensation costs                                               286,346          286,346

     Change in non-cash working capital items
       Increase in accounts receivable                                             (102,239)        (102,239)              -
       Increase in prepaid expenses and security deposits                           (83,030)         (83,030)              -
       Increase in accounts payable and accrued liabilities                         192,914           28,510          159,404
       Increase in loan payable                                                      53,912           53,912               -
                                                                            ---------------  ---------------  --------------
     Net cash used in continued operating activities                             (1,972,765)      (2,130,365)         157,600
                                                                            ---------------  ---------------  ---------------

  Discontinued operations
     Loss for the year                                                             (554,107)        (554,107)              -
     Adjustment to reconcile net loss
       to net cash used in operating activities
       Amortization                                                                  19,058           19,058               -
       Loss on disposal of discontinued operations                                   60,000           60,000               -
                                                                            ---------------  ---------------  --------------
     Net cash used in discontinued operating activities                            (475,049)        (475,049)              -
                                                                            ---------------  ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Domain name rights                                                               (200,905)        (200,905)              -
  Equipment                                                                        (281,395)        (281,395)              -
                                                                            ---------------  ---------------  --------------
  Net cash used in investing activities                                            (482,300)        (482,300)              -
                                                                            ---------------  ---------------  --------------


                                  - continued -

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                                       from
                                                                              Incorporation
                                                                                         on
                                                                                January 12,
                                                                                    1987 to       Year Ended       Year Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       1999             1999             1998
------------------------------------------------------------------------------------------------------------------------------
Continued.....

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital lease obligations                                                          23,817           23,817               -
  Proceeds from issuance of common stock                                          6,075,017        6,075,017               -
  Shares allotted for issue                                                         226,563          226,563
  Share issuance costs                                                               (8,643)          (8,643)              -
                                                                            ---------------  ---------------  --------------
  Net cash provided by financing activities                                       6,316,754        6,316,754               -
                                                                            ---------------  ---------------  --------------

Net increase in cash and cash equivalents                                         3,386,640        3,229,040         157,600

Effect of exchange rates on cash and cash equivalents                                (4,111)          (4,111)              -

Cash and cash equivalents at the beginning of year                                       -           157,600               -
                                                                            ---------------  ---------------  --------------

Cash and cash equivalents at end of year                                    $     3,382,529    $   3,382,529    $    157,600
=============================================================================================================================


Supplemental disclosure with respect to cash flows (Note 13)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. The Company is a development stage high tech company created to provide an online bingo gaming business via the Internet. During 1999, the Company decided to diversify into the non-gambling internet business by developing a new free bingo based entertainment and lifestyle portal.

     On July 17, 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 7,500 common shares to 50,000,000 common shares. The par value was changed from $1.00 to $0.001.

     In addition, the Company forward split its common stock 200:1, thus increasing the number of outstanding common shares from 5,000 shares to
     1,000,000 shares. All common share and per share data have been retroactively adjusted to reflect the stock split.

2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financings.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     These consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiaries, Bingo.com (Canada) Inc., Bingo.com (Antigua) Inc. and Bingo.com (Wyoming) Inc. All inter-company balances and transactions have been eliminated upon consolidation.

     Revenue recognition

     The Company intends to generate revenue from the sale of advertising space and time on the web-site, entering into arrangements with sponsors to post links to their web-sites and running promotional campaigns for arranged fees. Revenue will be recognized when the services have been performed and the collection is reasonably assured.

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

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Software development

     The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

     Domain name

     The Company has capitalized the cost of the purchase of the domain name Bingo.com and will amortize the cost over five years from the date of commencement of operations.

     Capital assets

     Capital assets will be recorded at cost less accumulated amortization. Amortization will be provided for annually using the declining balance method at the following rates:

          Office & computers                                               20%
          Software development and web-site equipment                      30%

     Advertising costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs'. As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

     Gaming license

     The company's gaming license represents an annual cost of securing and maintaining a license to operate an online internet bingo in the Country of Antigua. The annual costs of the license of $100,000 were expensed as part of the loss from discontinued operations in 1999 as the Company is no longer operating the online internet bingo game in Antigua.

     Foreign currency translation

     The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Foreign currency translation (cont'd.....)

     Financial statements of the Company's Canadian subsidiary, Bingo.com (Canada) Inc. are translated into US dollars using the exchange rate at the balance sheet date for assets and liabilities. The functional currency of Bingo.com (Canada) Inc. is the local currency, the Canadian dollar. Translation adjustments, if necessary, are recorded as a separate component of Stockholders' Equity.

     Accounting for derivative instruments and hedging activities

     In  September  1998,  the  Financial   Accounting  Standards  Board  issued
     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     Stock-based compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     Taxes on income

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognised in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment's of changes in the tax laws or rates.

     Loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS
     128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 1999.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


4.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents contain an amount of $22,352 representing a pledge collateral for a corporate credit card.

5.   CAPITAL ASSETS

     ===================================================================================================================
                                                                                                  Net Book Value
                                                                              Accumulated  --------------- --------------
                                                                     Cost    Amortization            1999           1998
     -------------------------------------------------------------------------------------------------------------------
     Office and computer equipment                           $    123,506   $    24,309     $     99,197     $        -
     Software development and web-site equipment                  157,889        35,418          122,471              -
                                                                 --------       -------         --------         -------
                                                             $    281,395   $    59,727     $    221,668     $        -
     ===================================================================================================================

     Software development costs represent amounts incurred to develop the Company's portal web-site.

6.   DOMAIN NAME RIGHTS

     An agreement to purchase the right to use the domain name Bingo.com was acquired as follows:

          -    $200,000 cash (paid)

          - 500,000 common shares (issued) at a deemed price of $2.00 per share

     In addition, the Company is required to make quarterly royalty payments with a minimum guarantee of $1,100,000. Commencing July 1, 1999, a payment of $50,000 is due 60 days after the end of each business quarter, for four consecutive quarters. On July 1, 2000, four more consecutive payments of $75,000 are due 60 days after the end of each business quarter. On July 1, 2001, four more consecutive payments of $100,000 are due 60 days after the end of each business quarter. During the current year, royalties of $50,000 were paid.

         ======================================================= ===============

         Domain name                                       1999           1998
         ------------------------------------------------------- ---------------
         Bingo.com                                $   1,200,000    $        -
         Other                                              905             -
                                                  -------------    ------------
                                                  $   1,200,905             -
         ======================================================= ===============


7.   LOAN PAYABLE

     The loan payable of $50,000 to Lindlay Equity Fund bears interest at 12% per annum with no specific terms of repayment. During the current year, interest expense of $3,912 was accrued.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


8.   CAPITAL LEASE OBLIGATIONS

     Future minimum lease payments under capital leases are as follows:

    ============================================================================
                                                            1999           1998
    ------------------------------------------------------------- --------------
    Total minimum lease payments                   $      25,639  $          -
    Less:  amount representing interest                   (1,822)            -
                                                   -------------  ------------
    Balance of obligation                                 23,817             -
    Less:  due within one year                           (14,323)            -
                                                   -------------  ------------
                                                   $       9,494  $          -
    ============================================================================


9.   COMPREHENSIVE INCOME

     Total comprehensive loss for the year ended December 31, 1999 and 1998 were $(2,912,751) and $(1,804), respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $4,111 and $Nil, respectively for the years ended December 31, 1999 and 1998.

    ============================================================================
                                                      Foreign     Accumulated
                                                     Currency         Compre-
                                                  Translation         hensive
                                                   Adjustment            Loss
    ----------------------------------------------------------------------------
    Beginning balance, December 31, 1998        $          -   $          -
    Current - year change                              (4,111)        (4,111)
                                                -------------  -------------
    Ending balance, December 31, 1999           $      (4,111) $      (4,111)
    ============================================================================


10.  CAPITAL STOCK

     a) The Company issued 7,500,000 shares under a private placement for $0.01 per share for total proceeds of $75,000.

     b) The Company issued 500,000 units through a private placement, each unit consisting of one common share and one share purchase warrant for $2.00 per unit for total proceeds of $1,000,000. Each share purchase warrant entitles the holder to acquire one additional common share at $2.00 per share until February 11, 2000.

     c) The Company issued 416,668 units through a private placement, each unit consisting of one share and one share purchase warrant for $12.00 per unit for total proceeds of $5,000,017. Each share purchase warrant entitles the holder to acquire one additional common share at $12.00 per share until April 22, 2000 and at $15.00 per share until April 22, 2001.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


11.  OPTIONS AND WARRANTS

     At December 31, 1999, employee and director incentive stock options were outstanding enabling the optionees to acquire the following number of common shares.

        ======================================================================
           Number            Exercise
         of Shares             Price                     Expiry Date
        ----------------------------------------------------------------------
          600,000             $4.75                      July 1, 2004
          215,000              3.00                      December 1, 2004
          210,000              1.45                      December 1, 2004
        ======================================================================

     At December 31, 1999, warrants were outstanding enabling the holders to acquire the following number of common shares:

        ======================================================================
           Number            Exercise
         of Shares             Price                     Expiry Date
        ----------------------------------------------------------------------
          500,000              $2.00                      February 11, 2000
          416,668              12.00                      April 22, 2000
                      then at  15.00                      April 22, 2001
        ======================================================================

12.  STOCK BASED COMPENSATION PLAN

     Compensation

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There were compensation costs of $286,346 incurred based on options granted in 1999. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and loss per share would have been adjusted as follows:

     =========================================================================
                                                   Year Ended      Year Ended
                                                         1999            1998
     -------------------------------------------------------------------------
     Net loss
         As reported                            $  (2,908,640) $      (1,804)
                                                ============== ===============
         Pro forma                              $  (2,858,522) $      (1,804)
                                                ============== ===============
     Basic and diluted loss per share
         As reported                            $       (0.31) $       (0.01)
                                                ============== ===============
         Pro forma                              $       (0.31) $       (0.01)
     ==========================================================================

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


12.  STOCK BASED COMPENSATION PLAN (cont'd.....)

     In determining the fair value of these employee stock options, the following assumptions were used:

     ===========================================================================
                                                           1999            1998
     ---------------------------------------------------------------------------
     Risk free interest rate                              5.00%              -
     Expected life                                      5 years              -
     Expected volatility                                141.03%              -
     Expected dividends                                    -                 -
     ===========================================================================

     The following is a summary of the status of stock options outstanding at December 31, 1999:

     =====================================================================================================================
                                                                Outstanding Options             Exercisable Options
                                                                -------------------             -------------------
                                                                 Weighted
                                                                  Average        Weighted                        Weighted
                                                                Remaining         Average                         Average
     Range of                                                 Contractual        Exercise                        Exercise
     Exercise Prices                 Number                  Life (Years)           Price          Number           Price
     ---------------------------------------------------------------------------------------------------------------------
     $   4.75                       600,000                     4.50                4.75           37,500           4.75
         3.00                       215,000                     3.92                3.00           20,000           3.00
         1.45                       210,000                     3.92                1.45           26,667           1.45
     =====================================================================================================================


     Following is a summary of the stock based compensation plan during 1999:

     ====================================================================================================================
                                                                                                                Weighted
                                                                                                                 Average
                                                                                                  Number        Exercise
                                                                                               of Shares           Price
     --------------------------------------------------------------------------------------------------------------------
     Outstanding and exercisable at January 1, 1999                                                   -     $         -
         Granted                                                                               1,025,000           3.72
         Exercised                                                                                    -               -
         Forfeited                                                                                    -               -
                                                                                           -------------   -------------
     Outstanding and exercisable at December 31, 1999                                          1,025,000    $      3.72
                                                                                           =============   =============
     Weighted average fair value of options granted during 1999                                             $      2.35
     =====================================================-==============================================================

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


13. SUPPLEMENTAL DISCLOSURES WITH RESPECT TO OPERATING, FINANCING AND INVESTING ACTIVITIES

                                                                                Cumulative
                                                                                   Amounts
                                                                                      from
                                                                             Incorporation
                                                                                        on
                                                                               January 12,
                                                                                   1987 to       Year Ended       Year Ended
                                                                              December 31,     December 31,     December 31,
                                                                                      1999             1999             1998
        ---------------------------------------------------------------------------------------------------------------------
        Cash paid during the year for interest                             $            -   $        12,630  $            -

        Cash paid during the year for income taxes                                      -                -                -

        Non cash investing and financing activities:

            Issuance of common stock for domain name rights                      1,000,000        1,000,000               -
        =====================================================================================================================


     For the year ended December 31, 1999, the Company issued 500,000 common shares at a deemed price of $2.00 for the purchase of a domain name (Note
     6). There were not non-cash transactions for the year ended December 31, 1998.

14.  DISCONTINUED OPERATIONS

     Subsequent to year end, the Company announced that it has discontinued and wound-up its Antigua based internet gaming operations. These financial statements have been adjusted to include the effects of reclassification of the discontinued operation. In addition, the Company recorded a provision of $60,000 for on-going costs associated with the wind-up in the next fiscal year.

     The balance sheet includes the following amounts applicable to the Antigua operations:

==============================================================================================
                                                                        1999             1998
----------------------------------------------------------------------------------------------
Current assets                                                  $      7,782    $         -
Capital assets, net of accumulated depreciation                       67,494              -
Other assets                                                          21,175              -
Current liabilities                                                   51,550              -
Non-current liabilities                                               53,912              -
==============================================================================================

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


15.  RELATED PARTY TRANSACTIONS

     During the year, the Company entered into the following transactions with related parties:

     a) The Company entered into an employment agreement with the Company's President, Chief Executive Officer, Secretary and Treasurer and Sole Director ("Sole Officer and Director"), effective July 1, 1999. The initial term of the agreement is three years at a salary rate of $250,000 (Canadian dollars) or approximately $172,000 (US dollars) per year. The Company also granted options to acquire 600,000 shares of the Company's common stock at a price of $4.75 per share (Note 11), subject to vesting provisions. In the event of termination of employment, provisions exist for certain compensation if the contract is terminated prematurely.

     The Company's Board of Directors agreed to re-price the share purchase options granted to the Company's Sole Officer and Director to reflect an exercise price of $1.31 per share and amend certain vesting terms. The amendment and re-pricing is subject to shareholder ratification at the next annual meeting of the shareholders.

     b) The Company provided an interest-free loan to the Company's Sole Officer and Director of $70,000 Canadian dollars ($48,212 US dollars), repayable over 12 months. As at December 31, 1999, $49,583 Canadian dollars ($34,336 US dollars) remained outstanding, in addition to $5,286 Canadian dollars ($3,640 US dollars) of other unsecured advances. The amounts are included in the Company's accounts receivable.

16.  INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of $991,000 in operating losses which expire as follows:

           2012                                    $         5,000
           2019                                              1,804
           2020                                          2,908,640
                                                   ---------------
                                                   $     2,915,444

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

=====================================================================================================================
                                                                                       December 31,     December 31,
                                                                                               1999             1998
---------------------------------------------------------------------------------------------------------------------
U.S. federal statutory graduated rate                                                     15.00%            15.00%
State income tax rate, net of federal benefit                                              7.00%             7.00%
Net operating loss for which no tax benefit is currently available                       (22.00)%          (22.00)%
                                                                                    -------------     -------------
                                                                                           0.00%             0.00%
=====================================================================================================================

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


16.  INCOME TAXES (cont'd.....)

     At December 31, 1999, deferred taxes consisted of a net tax asset of $991,000 due to operating loss carryforwards of $2,915,444, which was fully allowed for in the valuation allowance of $991,000. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 1998 and 1999 were $1,700 and $989,300, respectively. Net operating loss carryforwards will expire in 2020.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is not longer impaired and the allowance is no longer required.

17.  SUBSEQUENT EVENTS

     a) The Company issued 125,000 common share at a price of $1.8125 per share to Stratford Technologies Inc. ("Stratford") in return for Stratford's services to develop the Company's portal web-site.

     b) In February, 2000, the Company announced that it would discontinue its Antigua based gaming operations and was proceeding with a wind-up of the operations.

     c)   The Company repaid the loan described in Note 7.

18.  COMMITMENT

     The Company has entered into an agreement in principle, to license its gaming software to an unrelated part (the "Licensee"). The Licensee will receive a perpetual, non-exclusive, non-transferable right to use the Company's gaming software in jurisdictions where on-line gaming is permitted by law. On closing, the Licensee will pay the Company $100,000 and on-going monthly royalties of 50% of Net Monthly Revenues. Net Monthly Revenue is defined as gross gaming receipts net of winnings, less a maximum of 5% for credit card processing fees and certain other operating expenses. The Company anticipates completing the agreement in the first quarter of 2000.

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------
 3.1* Articles of Incorporation of Progressive Lumber Corp. effective January 12, 1987.

 3.2*          Articles of Amendment to Progressive  Lumber Corp.  filed on July
               17, 1998.

 3.3* Articles of Amendment to Progressive Lumber Corp. effective January 22, 1999.

 3.4*          Bylaws of Bingo.com, Inc.

10.1*          Form of Stock Subscription Agreement dated December 1998.

10.2*          Asset  Purchase   Agreement  by  and  between  Bingo,   Inc.  and
               Progressive Lumber, Corp. dated January 18, 1999.

10.3* Escrow Agreement by and among Bingo.com, Inc., Bingo, Inc. and Clark, Wilson dated January 27, 1999.

10.4* Registrant Name Change Agreement by and among Network Solutions, Bingo, Inc. and Bingo.com, Inc. dated January 1999.

10.5** Lease Agreement by and between Harwood Corporation and Bingo.com (Canada) Enterprises Inc. & 559262 B.C. Ltd. commencing February 1, 1999.

10.6*          Development   Agreement   by  and  between   Stratford   Internet
               Technologies Inc. and Bingo.com, Inc. dated February 17, 1999.

10.7*          Private   Placement   Subscription   Agreement   by  and  between
               Bingo.com, Inc and Dotcom Fund, S.A. dated February 11, 1999.

10.8*          Share Purchase Warrant issued to Dotcom Fund, S.A. dated February
               12, 1999.

10.9** Application and Agreement for Merchant Services by and between State Communications Ltd. and Global Payment Services dated April 21, 1999.

10.10* Subscription Agreement by and between Bingo.com, Inc and Goldberg Equity Fund dated April 23, 1999.

10.11*         Share Purchase Warrant issued to Goldberg Equity Fund dated April
               23, 1999.

10.12*         Declaration  of Trust made by Douglas  Albert  Lorne McLeod dated
               May 1999.

10.13** Employment Agreement by and between Bingo.com, Inc. and Shane Murphy dated June 17, 1999, effective July 1, 1999.

Exhibit
Number          Description
------          -----------

10.14** Agent Agreement by and between Bingo.com, Inc. and Access World, Inc. dated April 6, 1999,

21.1**         List of Subsidiaries of Registrant

27.1           Financial Data Schedule

-------------------------
* Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.
** Previously filed with the Registrant's amended registration statement on Form 10 on August 31, 1999.