Form 10-K/A
period 1999-12-31
BINGO COM INC
filed 2000-05-02
CIK 1087853

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 000-26319

                                 BINGO.COM, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

                     FLORIDA                               98-0206369
         (State or other jurisdiction of                (I.R.S. Employer
         Incorporation or organization)                Identification No.)

                         SUITE C200 - 4223 GLENCOE AVE.
                        MARINA DEL REY, CALIFORNIA 90292
               (Address of principal executive offices) (Zip Code)

                                 (310) 301-4171
              (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board Market as of March 14, 2000 was $1.75.

        The number of shares of Registrant's Common Stock outstanding on March 14, 2000 was 10,041,668. The Registrant's common stock was traded on the National Association of Securities Dealers Over the Counter Bulletin Board Market, symbol BIGR.

                                  BINGO.COM, INC.

                                      INDEX



                                                                                       Page No.
Item 10.      Directors and Executive Officers of the Registrant.....................     3
Item 11.      Executive Compensation.................................................     4
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........     8
Item 13.      Certain Relationships and Related Transactions.........................     9

SIGNATURES    .......................................................................     9

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME                             AGE       POSITION
         ----                             ---       --------
         Shane Murphy                      39       Chairman of the Board, Chief Executive Officer, President,
                                                    Treasurer and Secretary

         Darren Little                     35       Former Chairman of the Board, Chief Executive Officer,
                                                    President, Treasurer and Secretary

         James Buck                        44       Senior Vice President

         Roger Flowerdew                   48       Former Chief Financial Officer

         Chris Sargent                     29       Former Vice President, Investor Relations


        The following is information on each of the persons listed above:

    Shane Murphy has served as the Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary of Bingo.com, Inc. (the "Company") since July 1, 1999. From June 1996 to June 1999, Mr. Murphy held the positions of Chief Executive Officer and President at Canadian Capital Management, a private company engaged in providing consulting services to the marketing industry. From 1986 to 1996, Mr. Murphy served as Chief Executive Officer and President of Ad Team Canada, a private marketing communications company that was liquidated in 1996.

    Darren Little served as the Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer of the Company from January 1999 until June 24, 1999. Mr. Little previously served as Vice President of Marketing for GIC Global Intertainment Corp., and prior to that he served as Vice President of Marketing for Advanced Gaming Technology Inc.

    James Buck has served as the Senior Vice President of the Company since April 27, 2000 and has been an employee since October 1, 1999. From 1984 to 1999, Mr. Buck was the President of ASI, a firm providing strategic consulting, recruiting and development services to businesses.

    Roger Flowerdew served as Chief Financial Officer of the Company from March 1, 1999 until June 30, 1999. Mr. Flowerdew was the Chief Financial Officer of Xinex Networks Inc. from August 1992 to July 1997. Mr. Flowerdew was the Executive Vice President, Finance for First Cambridge Bancorp from May 1991 to June 1992.

    Chris Sargent held the position of Vice President, Investor Relations of the Company from July 1, 1999 to August 31, 1999. Mr. Sargent was the Vice
President of GIC Global Intertainment Corp. from March 1998 to December 1998, was employed as an investor relations specialist with Advance Gaming
Technology Inc. from March 1997 to March 1998 and was employed as an investor relations specialist with Investor Relations Group from March 1996 to May
1996. Mr. Sargent worked as a real estate professional at McRae Walker Realty prior to 1996.

OTHER INFORMATION

    The Board of Directors is elected by the stockholders at the Annual Meeting of Stockholders, and Shane Murphy is currently the only member of the Board of Directors. He reviews significant developments affecting the Company and acts on matters requiring Board approval. Although the Board of Directors may delegate many matters to others, it reserves certain powers and functions to itself. There are no committees of the Board of Directors.

    None of the present or former directors or executive officers of the Company is or was a party to any arrangement or understanding with any other person pursuant to which he was elected as a director or officer.

    None of the present or former directors or executive officers of the Company has or had any family relationship with any other officer or director.

    None of the officers or directors of the Company have been involved in the past five years in any of the following: (1) bankruptcy proceedings; (2) subject to criminal proceedings or convicted of a criminal act; (3) subject to any order, judgment or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or (4) subject to any order for violation of federal or state securities laws or commodities laws.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1999, and except as disclosed in the following paragraph, the Company's officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

        Shane Murphy failed to file a Form 4 with the Commission in connection with the repricing of stock options in November 1999. Mr. Murphy is in the process of filing the late Form 4 with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

        The directors of the Company did not receive compensation for services on the Board of Directors for the fiscal year ended December 31, 1999. Members of the Board of Directors are reimbursed for their expenses incurred in connection with attendance at meetings of the Board of Directors in accordance with Company policy. Directors who are employees of the Company do not receive separate compensation for their services as a director.

COMPENSATION OF EXECUTIVE OFFICERS

        The following table shows, for the fiscal year ended December 31, 1999, certain compensation awarded or paid to, or earned by the Company's Chief Executive Officers (the "Named Executive Officers"):



                                                            LONG-TERM
                                          ANNUAL           COMPENSATION
                                       COMPENSATION           AWARDS
                                      --------------      ---------------
                                                            SECURITIES
                                                            UNDERLYING
      NAME AND                           SALARY              OPTIONS
 PRINCIPAL POSITION         YEAR       (CANADIAN$)             (#)
----------------------    --------    --------------      ---------------
Shane Murphy..........      1999        $125,000           1,200,000(1)
Chairman of the
Board, Chief
Executive Officer,
President, Treasurer
and Secretary

Darren Little(2).........   1999        $ 45,833             500,000
Former Chairman of
the Board, Chief
Executive Officer,
President, Treasurer
and Secretary



--------------
(1) Includes options to purchase 600,000 shares of Common Stock with respect to which the exercise price was repriced to $1.31 per share effective November 17, 1999 pursuant to a resolution adopted by the sole Director of the Company. The aggregate number of options held by Mr. Murphy is 600,000.

(2) Mr. Little ceased to be the Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary of the Company on June 24, 1999.

                        STOCK OPTION GRANTS AND EXERCISES

    Stock Option Grants. During the fiscal year ended December 31, 1999, stock options were granted to the Named Executive Officers in the amounts and with the terms indicated in the following table:

                              OPTION GRANTS IN LAST FISCAL YEAR

                          NUMBER OF       PERCENT
                          SECURITIES      OF           EXERCISE
                          UNDERLYING      TOTAL         PRICE         EXPIRATION
        NAME              OPTIONS (#)     OPTIONS      ($/SH)(1)         DATE
---------------------   ---------------   --------    ------------   -------------
Shane Murphy              600,000(2)      30.61%         $4.75       July 1, 2001
                          600,000(2)      30.61%         $1.31       July 1, 2004

Darren Little             500,000(3)      25.51%         $4.75            (4)


-------------------------------

(1) All options were granted at the market price on the date of grant.

(2) Represents nonqualified stock options to purchase 600,000 shares of Common Stock originally granted on September 1, 1999. On November 17, 1999, Shane Murphy, the sole director of the Company, repriced the exercise price of the options from $4.75 per share to $1.31 per share, the average closing trading price for the Common Stock of the Company on the Over the Counter Bulletin Board Market over the ten trading days preceding November 17, 1999. In addition, on November 17, 1999, Mr. Murphy, as the sole director of the Company, amended the vesting of the options to the following: 100,000 immediately vested as of November 17, 1999 and 25,000 vesting on the first day of each month beginning on December 1, 1999. Upon a change of control of the Company (as defined in Mr. Murphy's employment agreement with the Company), Mr. Murphy may elect to terminate his employment with the Company and upon such termination all options shall become immediately exercisable. The aggregate number of options held by Mr. Murphy is 600,000.

(3) Nonqualified stock options which vest pro rata over a three-year period from the date of the grant.

(4) Expired following the termination of Mr. Little's employment with the Company on June 24, 1999.

        The following table shows for the fiscal year ended December 31, 1999, certain information regarding options held at year-end by the Named Executive Officers. No options were exercised in the year ended December 31, 1999.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                         UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
      NAME                OPTIONS AT FY-END (#)               FY-END ($)
      ----               ----------------------        -----------------------

                        Exercisable  Unexercisable    Exercisable  Unexercisable
                        -----------  -------------    -----------  -------------
Shane Murphy              125,000      475,000        $0.00        $0.00

Darren Little              0              0           $0.00        $0.00
-------------------


(1) Excludes the value of all unexercised options which have an exercise price greater than or equal to $1.25, the closing price of the Common Stock on December 31, 1999 on the Over the Counter Bulletin Board Market.

    Report on Repricing of Options. On November 17, 1999, Shane Murphy, as the sole director of the Company, made the decision to reprice the "underwater" stock options granted to him. Mr. Murphy's rationale for repricing his options was that because his options were "underwater" he would not realize the benefit originally conferred. In addition, Mr. Murphy believed the repricing was appropriate to continue to incentivize him as an employee and director of the Company. Other than the repricing of Mr. Murphy's stock options, no stock options of the Company were repriced during the last ten completed fiscal years.



                                TEN-YEAR OPTION/SAR REPRICINGS

                                                                                          LENGTH OF
                                                 MARKET                                    ORIGINAL
                                                 PRICE OF      EXERCISE                     OPTION
                                  NUMBER OF      STOCK AT      PRICE AT                      TERM
                                 SECURITIES      TIME OF       TIME OF      NEW            REMAINING
                                 UNDERLYING      REPRICING     REPRICING    EXERCISE      AT DATE OF
      NAME             DATE      OPTIONS(#)         ($)           ($)       PRICE ($)      REPRICING
-----------------    ---------   -----------     ----------    ----------   ----------    ------------
Shane Murphy         11/17/99     600,000          $1.31         $4.75        $1.31         55 mos.


EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company entered into an employment agreement with Shane Murphy, the Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer dated June 17, 1999 and effective July 1, 1999. The term of the agreement is three years, commencing on July 1, 1999 and ending on July 1, 2002, renewing for an additional term of one year upon the consent of the parties. Under the terms of the agreement, the Company agreed to pay Mr. Murphy a salary of $250,000 (Canadian) per year, and granted Mr. Murphy options to acquire 600,000 shares of common stock at $4.75 per share, vesting as to 300,000 shares pro rata monthly over 2 years and as to 300,000 based on the market price of the Company's common stock. The options were repriced on November 17, 1999 to an exercise price of $1.31 per share and the vesting was amended so that 100,000 shares were immediately vested and 25,000 shares vested on the first day of each month beginning on December 1, 1999. Pursuant to the terms of the employment agreement, within 90 days of a change of control of the Company, Mr. Murphy may elect to terminate the agreement and the Company will be obligated to pay to Mr. Murphy two times his annual salary and all of Mr. Murphy's stock options will immediately vest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 14, 2000 by: (i) the director and nominee for director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock.



        NAME AND ADDRESS                 AMOUNT AND NATURE
      OF BENEFICIAL OWNER             OF BENEFICIAL OWNERSHIP (1)      PERCENT OF TOTAL
---------------------------------    --------------------------    ------------------------
Shane Murphy                                   250,000(2)                   2.43%

Bingo, Inc.                                    500,000                      4.98%
P.O. Box 1127
The ANSA Bank Bldg.
Anguilla, B.W.I.

Dotcom Fund SA                               1,000,000(3)                   9.49%
Box 571
Providentiales Turks &
Caicos, B.W.I.

Goldberg Equity Fund                           833,336(4)                   7.97%
2001 Leeward Hwy.
Providentiales Turks &
Caicos, B.W.I.

Michael Townsend                               765,000                      7.62%
C/o Hong Kong Bank Bldg.
Vancouver, BC  V6C3H1

Whitecliffe   Investment   Fund,               585,000                      5.83%
Ltd.
CEGEI NI 18 STE 36 SNL 3
Cancine, MX  77500

Executive      Officers      and               250,000(2)                   2.43%
Directors as a Group (1 person)


(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 10,041,668 shares outstanding as of March 14, 2000, adjusted as required by rules promulgated by the SEC

(2) Represents 250,000 shares of Common Stock which may be acquired through stock option exercises within sixty days of March 14, 2000.

(3) Includes 500,000 shares of Common Stock that may be acquired pursuant to the exercise of 500,000 share purchase warrants within sixty days of March 14, 2000.

(4) Includes 416,668 shares of Common Stock that may be acquired pursuant to the exercise of 416,668 share purchase warrants within sixty days of March 14, 2000.

(5) Pursuant to an assignment of a Share Purchase Agreement, the beneficial owner of these shares is Darren Little, the former Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company may enter into indemnity agreements with each of its officers and directors from time to time which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Florida law and the Company's Bylaws.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 2, 2000              BINGO.COM, INC., a Florida Corporation


                                 By:    /s/ Shane Murphy
                                     -----------------------------------------
                                        Shane Murphy
                                        Chairman of the Board, Chief Executive
                                        Officer, President, Treasurer and
                                        Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                Capacity                          Date
              ----                                --------                          ----
                                   Chairman of the Board, Chief Executive       May 2, 2000
      /s/Shane Murphy              Officer, President, Treasurer and
---------------------------        Secretary (Principal Executive,
Shane Murphy                       Financial and Accounting Officer)


     /s/James Buck                 Senior Vice President                        May 2, 2000
---------------------------
James Buck