Form 10-Q
period 2000-03-31
BINGO COM INC
filed 2000-05-22
CIK 1087853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000


                                    000-26319
                             Commission File Number

                                 BINGO.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                     12-1233338
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            Suite C200, 4223 Glencoe Avenue, Marina Del Rey CA 90292
              (Address and zip code of principal executive offices)


                  Registrant's telephone number: (310) 301-4171


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such requirements for the past 90 days.
YES [ ]    NO [X]


Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date: 10,057,668 shares as of May 10, 2000.

                                 BINGO.COM, INC.

                          Quarterly Report on Form 10-Q
                      for the Quarter ended March 31, 2000

                                Table of Contents


                                                                                          Page
                                                                                          ----

PART I - FINANCIAL INFORMATION...............................................................i
Item 1.    Financial Statements..............................................................1
  Notes to the Consolidated Financial Statements.............................................4
  For the Three Month Period Ended March 31, 2000............................................4
Note 1  - Basis of Presentation..............................................................4
Note 2 - Going Concern.......................................................................4
Note 3 - Related Party Transactions..........................................................4
Note 4 - Common Stock........................................................................4
Note 5 - Loss Per Share......................................................................5
Note 6 - Discontinued Operations.............................................................5
Note 7 - Contingencies.......................................................................5

Item 2.    Managements Discussion and Analysis of Financial Condition and Results of
          Operations.........................................................................5
Business.....................................................................................5
  Background.................................................................................5
  Business Strategy..........................................................................6
  Employees..................................................................................6
  Properties.................................................................................6
Forward Looking Statements...................................................................6
Results of Operations........................................................................7
  First Quarter Ended March 31, 2000 Compared to March 31, 1999..............................7
Liquidity and Capital Resources..............................................................8

PART II - OTHER INFORMATION..................................................................8
Item 1.   Legal Proceedings..................................................................8
Item 2.   Changes in Securities..............................................................8
Item 3.   Defaults Upon Senior Securities....................................................9
Item 4.   Submission of Matters to a Vote of Security Holders................................9
Item 5.   Other Information..................................................................9
Item 6.   Exhibits and Reports on form 8-K...................................................9

SIGNATURES...................................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                 BINGO.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               QUARTER ENDED
                                       -----------------------------
                                        MARCH 31,         MARCH 31,
                                           2000              1999
                                       -----------       -----------
Revenues                               $     4,280       $        --

Expenses
  General and administrative               363,304                --
  Marketing and advertising                100,887
  Royalties - domain name                        0
  Software & website development            44,884                --
                                       -----------       -----------

Loss from continuing operations           (504,794)               --

Loss from discontinued operations                0

Other income (expense)
  Depreciation                             (11,088)               --
  Net interest                              21,360                --

                                       -----------       -----------

Net loss                               $  (494,522)      $        --
                                       ===========       ===========


Basic and dilutive loss per share      $     (0.05)      $        --

Weighted average shares                  9,987,168
                                       ===========


The accompanying notes are an integral part of these financial statements

                                 BINGO.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                    MARCH 31         DECEMBER 31,
                                                                       2000              1999
                                                                   -----------       -----------
ASSETS

Current
     Cash and cash equivalents                                     $ 2,675,483         3,382,529
     Accounts receivable ( allowance - nil )                           113,954           102,239
     Prepaid expenses and security deposits                            144,192            83,030
                                                                   -----------       -----------
                                                                     2,933,629         3,567,798
                                                                   -----------       -----------

Equipment
     Office and computer equipment                                     123,239           123,506
     Software development & website equipment                          149,750           157,889
     Less:  - accumulated depreciation                                 (30,320)          (59,727)
                                                                   -----------       -----------
                                                                       242,669           221,668
                                                                   -----------       -----------

Domain name rights                                                   1,200,905         1,200,905
                                                                   -----------       -----------

     Total assets                                                  $ 4,377,203         4,990,371
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
     Accounts payable & Accrued Liabilities                        $   151,832           187,914
     Loan payable                                                            0            53,912
     Provision for discontinued operations                              19,445            60,000
     Capital leases - current portion                                   16,370            14,323
                                                                   -----------       -----------
                                                                       187,647           316,149
                                                                   -----------       -----------

Capital leases                                                           3,581             9,494
                                                                   -----------       -----------
                                                                       191,228           325,643
Stockholders'  Equity
     Common stock - $0.001 par value (1998 - $1.00 par value)
       Authorized:  50,000,000 shares
       Issued 10,057,668 shares                                         10,058             9,917
     Additional paid - in capital                                    7,590,225         7,347,803
     Shares allotted for issue                                               0           226,563
     Accumulated deficit                                            (3,409,964)       (2,915,444)
     Cumulative translation adjustment                                  (4,343)           (4,111)
                                                                   -----------       -----------
                                                                     4,185,976         4,664,728
                                                                   -----------       -----------

                                                                   $ 4,377,203         4,990,371
                                                                   ===========       ===========



    The accompanying notes are an integral part of these financial statements

                                 BINGO.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS           TWELVE MONTHS
                                                                   ENDED                   ENDED
                                                               MARCH 31, 2000         DECEMBER 31, 1999
                                                             ------------------       ------------------
Cash flows from operating activities:
   Net loss                                                  $         (494,522)                      --
   Adjustments to reconcile net loss to net cash
   used in operating activities
      Depreciation                                                       11,088                       --
      Discontinued operations                                                 0
   Change in operating assets and liabilities:
      Accounts receivable                                               (11,715)                      --
      Prepaid expenses & security deposits                              (61,162)                      --
      Accounts payable                                                  (36,082)                      --
      Loan payable                                                      (53,912)                      --
                                                             ------------------       ------------------

   Cash  used by continuing operations                                 (646,305)                      --
                                                             ------------------

      Discontinued operations                                                --                       --
      Provision for discontinued operations                             (40,555)                      --
                                                             ------------------       ------------------
   Cash  used by discontinued operations                                (40,555)
                                                             ------------------       ------------------

         Net cash used by operating activities                         (686,860)
                                                             ------------------       ------------------

Cash flows from investing activities:
   Equipment purchases                                                  (32,087)                      --
   Domain name rights                                                         0                       --
                                                             ------------------       ------------------

         Net cash used in investing activities                          (32,087)                      --
                                                             ------------------       ------------------

Cash flows from financing activities:
   Capital leases                                                             0                       --
   Capital lease repayments                                              (3,866)
   Proceeds from issuance of common stock                               242,563
   Shares allotted for issue                                           (226,563)
   Share issuance costs                                                       0                       --
                                                             ------------------       ------------------

         Net cash provided by financing activities                       12,133                       --

                                                             ------------------       ------------------

Net decrease in cash and cash equivalents                              (706,814)                      --

Effect of exchange rates on cash and cash equivalents                      (232)


Cash and cash equivalents at beginning of period                      3,382,529                       --
                                                             ------------------       ------------------

Cash and cash equivalents at end of period                   $        2,675,483                       --
                                                             ==================       ==================

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                     $              476                       --

Non cash investing and financing activities:
   Issuance of common stock for development of web site      $          242,563                       --

The accompanying notes are an integral part of these financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000

NOTE 1  - BASIS OF PRESENTATION

These unaudited financial statements have been prepared by management in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses since its incorporation and must raise additional equity financing to finance its operations. However, there can be no assurance that funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Failure to obtain acceptable equity financing could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2000 the Company's President CEO and sole Director owed the Company
 $43,413.22. The note has been fully paid with no balance owing. The loan was unsecured, non-interest bearing and was repayable in monthly installments of $5,833 Canadian Dollars (approximately $4,022 US dollars).

NOTE 4 - COMMON STOCK

The authorized number of shares of the Company is 50,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2000 there were 10,057,668 shares of common stock issued and outstanding.

During the first quarter ended March 31, 2000 the Company issued 125,000 restricted shares in a private placement to an unrelated party at a deemed price of $1.8125 per share, for initial software and website development services performed in 1999. The Company also issued 16,000 restricted shares in a private placement to an unrelated company for investor relations services.

At March 31, 2000 the Company had 416,668 warrants outstanding to purchase shares of the Company, exercisable at a price of $12.00 per share before April 22, 2000 or $15.00 per share before April 22, 2001.

The Company did not grant any stock options during the quarter.

NOTE 5 - LOSS PER SHARE

Net loss per share is determined on the weighted average number of common shares and common share equivalents outstanding. Outstanding stock options have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences exist between basic and diluted loss per share for the period. The weighted average number of common shares for the first quarter ended March 31, 2000 was 10,057,668 shares.

NOTE 6 - DISCONTINUED OPERATIONS

During the first quarter ended March 31, 2000, the Company utilized $40,555 of the provision for discontinued operations associated with the wind-up of its Antigua-based online gaming operations. The Company officially closed the operation in the first quarter. Management believes the reserve is sufficient for the remaining obligations.

NOTE 7 - CONTINGENCIES

The agreement in principle with Paramount Trading, Inc., an unrelated party, to license the Company's gaming software was terminated by mutual consent of the parties.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

        Background

Bingo.com, Inc. is in the business of developing and operating a Bingo based website designed to provide a variety of free games and other forms of entertainment, including chat, sweepstakes, BingoGrams, and more. We are attempting to create a value-based web site, planned to include an extensive database of registered users and their buying preferences.

In March, 2000, we relocated our principal executive offices to Los Angeles, California to facilitate the implementation of our revised business plan, which focuses on the on-line entertainment industry. The relocation provides us with access to the industry talent pool, a larger prize sponsor base and audience for future revenue generation, financing and partnering opportunities.

The Canada and Wyoming subsidiaries may continue to support the implementation of certain segments of our business plan.

Our common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board (also known as the "OTCBB") under the symbol "BIGR." We have not been subject to any bankruptcy, receivership or other similar proceeding.

        Business Strategy

Our objective is to become the premier online destination for web-based bingo entertainment and a leading entertainment destination on the internet. We experienced average monthly growth rates for new registered users of approximately 65% during the first quarter. We had 134,184 registered users as at April 30, 2000. We have been attracting in excess of 15,000 unique visitors per day, 8 million hits per day, and an average visitor session length of more than 50 minutes. We intend to continue to build our registered user database through online and offline marketing strategies, promotional opportunities and strategic alliances.

        Employees

As of March 31, 2000 we had seven full-time employees and three regular consultants located in our principal executive offices at C200, 4223 Glencoe Avenue, Marina Del Rey, California to facilitate implementation of the new business plan. From time to time, we may retain consultants and consulting firms to provide us with specialized expertise in development, marketing, software and telecommunications technologies.

        Properties

In 1999, our principal business offices were located at 702-543 Granville Street, Vancouver, British Columbia, pursuant to a lease that expires on April 30, 2002. The monthly rent payments under the lease are approximately $2,380. We also pay for a pro rata share of common area expenses such as insurance, cleaning services, maintenance related to the space we rent. Our pro rata share of the common area expenses is currently approximately $2,120 per month.

In January of 2000 we entered into a short term lease of three months, expiring April 30, 2000 and subsequent thereto are renting the space on a month to month basis, at C200 - 4223 Glencoe Avenue, Marina del Rey, California. Base rent payments are $6341 per month. Bingo.com expects to make this or a similar leased space the principal offices of the company. Subsequent to the end of the quarter, we subleased the Vancouver offices. We do not presently own or lease any other property or real estate.

FORWARD LOOKING STATEMENTS

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

The last twelve months were effectively our first full year of reportable operations. Initially, our strategy was to develop an online gaming operation. In August, 1999 our board of directors decided to prohibit gaming in jurisdictions with laws prohibiting online gaming. From August to December, 1999, we revised our business plan and focused on the alternative of developing our prize-based, play-for-free games emphasizing entertainment. In December of 1999 we launched a beta version of our first play-for-free game and our revamped website. Subsequent to our year ended December 31, 1999, our board announced the discontinuance of our Antigua-based gaming operation. We applied all of our resources to our revised business plan.

Our Registration Statement on Form 10 was filed on August 31, 1999. We produced our first quarterly financial statements for the second quarter ended June 30, 1999. As a result, we believe that a comparison of our results for the quarter ended March 31, 2000 versus other periods in 1999 is not meaningful.

During the first quarter ended March 31, 2000 we generated revenues of $ 4,280 from interest and initial advertising. Of total expenses of $ 509,075 for continuing operations for the first quarter, $363,304 was for general and administrative expenses associated with the ramp-up and refinement of our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses also include certain of the costs associated with the relocation of our executive offices to Marina Del Rey, California.

Marketing and advertising expenses were $100,887 for the first quarter ended March 31, 2000. This amount includes funds expended for awareness advertising and banner advertising for our gaming site. The balance of marketing and advertising expenses consists of payroll and consultant's costs, travel and office costs.

Our net loss from continuing operations for the first quarter ended March 31, 2000 was $504,794, including $44,884 of software developments costs and website improvements. We expect similar or greater losses into the foreseeable future as we build our operations.

We experienced a net loss of $494,522 or $0.05 per share for the first quarter ended March 31, 2000, including net interest income earned on our surplus cash balances of $21,360. We expect similar or greater losses into the foreseeable future as we continue to develop our website and the technologies related to new games. Revenue generation and operating income are dependent upon the utilization of significant cash resources for advertising and promotion, new games, and our future successes at attracting prize sponsors and advertising customers.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2000, we had cash and cash equivalents of $2,675,483 versus $3,382,529 at the beginning of the year. Our working capital position was $2,745,982. We used $646,305 for continuing operating activities, $40,555 for our discontinued Antigua-based gaming operations. Our investing activities were $32,087 for the purchase of office, computer and software development equipment and $3,866 was utilized for capital lease repayments under financing activities.

We currently project that available cash balances will be sufficient to fund our operations for the remainder of the fiscal year, provided that we do not undertake significant advertising campaigns or identify and complete any acquisitions. We are currently seeking additional equity financing to implement planned investments in advertising, software development and personnel, to expand our office in the U.S. and to preserve our working capital. We have not made a final determination regarding the terms and conditions of an equity placement, nor can we provide any assurance that such financing will be available on acceptable terms, if at all. Our inability to raise additional financing would have a material adverse effect on our business and on our operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 28, 1999, we were advised by legal counsel for Pan Pacific Communications, an advisor to Bingo.com Inc., that we allegedly breached an agreement between the parties. Pan Pacific demanded payment, on or before August 5, 1999, in the amount of $34,820, the alleged balance owed by us to Pan Pacific, and informed us that they would commence legal action seeking the damages with interest and costs. We believe the claim is without merit and intend to vigorously defend the claim. As of May 10, 2000, we are not aware that any legal action has been commenced against us.

To the best of our knowledge, we are not subject to any other active or pending legal proceedings or claims against us, or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.  CHANGES IN SECURITIES

On February 18, 2000, we issued 125,000 restricted shares of our common stock to Stratford Internet Technologies Inc. in a private placement at a deemed price of $1.8125 per share, or an aggregate value of $226,563. We issued the shares to Stratford for initial software development related to our website. The services were performed in 1999 and we recorded the allocation of the shares in our year end financial statements for 1999.

On February 21, 2000 we entered into an agreement with Market Pathways Financial Relations Incorporated to provide investor relations services, including services for shareholder communications, institutional support systems, lead generation and media relations. The agreement is for a one year term but may be terminated on sixty days notice subsequent to the first ninety

'
days. While the agreement is in effect, we will pay Market Pathways $6,000 per month plus pre-approved expenses. Market Pathways will also be entitled to 64,000 shares of our common stock of which 16,000 shares were issued on the date of the agreement, and the balance vesting equally on May 15, 2000, August 15, 2000 and November 15, 2000 so long as the agreement is in effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.1    Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


By: /s/ Shane Murphy
    ---------------------------------

Shane Murphy
President, Chief Executive Officer, Sole Director and Principal Accounting Officer