Form 10-Q
period 2000-06-30
BINGO COM INC
filed 2000-08-18
CIK 1087853

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____________ to ____________

                        Commission File Number: 000-26319

                                 BINGO.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                      98-0206369
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            4223 Glencoe Avenue, Suite C200, Marina del Rey, CA 90292
              (Address and zip code of principal executive offices)

                  Registrant's telephone number: (310) 301-4171

                                 Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,057,668 shares as of August 7, 2000.

Transitional Small Business Disclosure Format (check one):
YES [ ]     NO [X]

                                 BINGO.COM, INC.

                          Quarterly Report on Form 10-Q
                   for the Second Quarter ended June 30, 2000

                                Table of Contents

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION..............................................................1
Item 1.  Financial Statements...............................................................1
         Consolidated Balance Sheets as of June 30, 2000 (unaudited)
         and December 31, 1999..............................................................1
         Consolidated Statements of Operations for the Three Months and
         Six Months ended June 30, 2000 (unaudited).........................................2
         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and June 30, 1999 (unaudited)..................................3
         Notes to Interim Consolidated Financial Statements (unaudited).....................4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................6
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................11

PART II - OTHER INFORMATION................................................................11
Item 1.  Legal Proceedings.................................................................11
Item 2.  Changes in Securities and Use of Proceeds.........................................12
Item 6.  Exhibits and Reports on Form 8-K..................................................12

SIGNATURES.................................................................................13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                BINGO.COM, INC.

                  ( formerly Progressive General Lumber Corp )
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                             (Unaudited)
                                                               June 30,              December 31,
                                                                 2000                   1999
                                                             -----------             ------------
ASSETS

Current
     Cash and cash equivalents                               $ 1,747,277             $ 3,382,529
     Accounts receivable                                         131,145                 102,239
     Prepaid expenses and security deposits                      124,530                  83,030
                                                             -----------             -----------
                                                               2,002,952               3,567,798
                                                             -----------             -----------
Equipment
     Office and computer equipment                               602,419                 123,506
     Software development & website equipment                    154,572                 157,889
     Less:  - accumulated depreciation                          (103,387)                (59,727)
                                                             -----------             -----------
                                                                 653,604                 221,668
                                                             -----------             -----------

Domain name rights                                             1,838,676               1,200,905
                                                             -----------             -----------

     Total assets                                            $ 4,495,232             $ 4,990,371
                                                             ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
     Accounts payable and accrued liabilities                $   327,817             $   187,914
     Loan payable                                                     --                  53,912
     Reserve for discontinued operations                          65,344                  60,000
     Contract payable - current portion                          256,819                      --
     Capital leases - current portion                            251,871                  14,323
                                                             -----------             -----------
                                                                 901,851                 316,149
                                                             -----------             -----------

Contract payable                                                 427,681                      --
Capital leases                                                   129,103                   9,494
                                                             -----------             -----------
                                                               1,458,635                 325,643
                                                             -----------             -----------

Stockholders'  Equity
     Common stock - $0.001 par value
       Authorized:  50,000,000 shares
       Issued and outstanding: 10,057,668 shares                  10,058                   9,917
     Additional paid - in capital                              7,601,025               7,574,366
     Deficit accumulated during development stage             (4,578,241)             (2,915,444)
     Cumulative translation adjustment                             3,755                  (4,111)
                                                             -----------             -----------
                                                               3,036,597               4,664,728
                                                             -----------             -----------

     Total liabilities and stockholders' equity              $ 4,495,232             $ 4,990,371
                                                             ===========             ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 BINGO.COM, INC.

                  ( formerly Progressive General Lumber Corp )
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Cumulative
                                                 from
                                              Inception
                                            January 12, 1987             Three Months Ended                Six Months Ended
                                            to June 30, 2000                 JUNE 30                             JUNE 30
                                            ----------------    ------------------------------       ---------------------------
                                                                     2000             1999                2000            1999
                                                                -------------     ------------       ------------      ---------

     Revenues                                $     61,868       $    57,588       $         --       $    61,868       $      --

     Expenses
         General and administrative             2,788,080           826,582            302,412         1,189,886         497,863
         Marketing and advertising                684,175            93,054            217,704           193,941         257,647
         Software & website development           518,769           115,644                 --           160,528               0
         Depreciation & amortization              220,749           168,992              3,554           180,080           3,554
                                             ------------       -----------       ------------       -----------       ---------

     Loss from continuing operations           (4,149,905)       (1,146,684)          (523,670)       (1,662,567)       (759,064)

     Loss from discontinued operations           (494,107)               --                 --                --              --

     Other income (expense)
         Loss on disposition of
            discontinued operations              (105,897)          (45,899)                --           (45,899)             --
         Net interest income                      171,668            24,307             24,558            45,667          19,305
                                             ------------       -----------       ------------       -----------       ---------

     NET LOSS                                $ (4,578,241)      $(1,168,276)      $   (499,112)      $(1,662,799)      $(739,759)
                                             ============       ===========       ============       ===========       =========

     BASIC AND DILUTIVE LOSS PER SHARE                          $     (0.12)      $      (0.05)      $     (0.17)      $   (0.09)
                                                                ===========       ============       ===========       =========

     WEIGHTED AVERAGE SHARES                                     10,035,068          9,756,411        10,046,368       8,628,914
                                                                ===========       ============       ===========       =========

WEIGHTED AVERAGE SHARES CALCULATION:
                                                                  No. Days             Q1              No. Days         YTDQ2
                                                                ------------      -------------      -------------    ----------

Balance 12-31-99                                9,916,668             90             9,916,668             180         9,916,668

     January 10, 2000
         Develop Portal Web Site                  125,000             80               111,111             170           118,056

     February 18, 2000 Investor Relations          16,000             41                 7,289             131            11,644
                                                                                  ------------                        ----------
            WEIGHTED AVERAGE SHARES OUTSTANDING                                     10,035,068                        10,046,368
                                                                                  ============                        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 BINGO.COM, INC.

                  ( formerly Progressive General Lumber Corp )
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Cumulative
                                                                             from
                                                                          Inception        Six Months Ended     Six Months Ended
                                                                       January 12, 1987        June 30,             June 30,
                                                                       to June 30, 2000          2000                 1999
                                                                       ----------------    -----------------    ----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                      $(4,578,241)        $(1,662,799)        $  (739,759)
           Adjustments to reconcile net loss to net cash
           used in operating activities
              Depreciation and amortization                                  239,807             180,080               3,554
              Provision for loss on discontinued operations                  105,899              45,899                  --
              Stock based compensation costs                                 313,146              26,800                  --

           Change in operating assets and liabilities:
              Accounts receivable                                           (131,145)            (28,906)            (28,619)
              Prepaid expenses and security deposits                        (124,530)            (41,500)           (322,416)
              Accounts payable and accrued liabilities                     1,067,317             139,903            (144,264)
                                                                         -----------         -----------         -----------

           Cash used by continuing operations                             (3,107,747)         (1,340,523)         (1,231,504)
                                                                         -----------         -----------         -----------

              Discontinued operations                                       (534,662)            (40,555)                 --
                                                                         -----------         -----------         -----------
           Cash used by discontinued operations                             (534,662)            (40,555)                 --
                                                                         -----------         -----------         -----------

                  Net cash used by operating activities                   (3,642,409)         (1,381,078)         (1,231,504)
                                                                         -----------         -----------         -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:
           Equipment purchases                                              (410,367)           (152,789)           (246,599)
                                                                         -----------         -----------         -----------

                  Net cash used in investing activities                     (410,367)           (152,789)           (246,599)
                                                                         -----------         -----------         -----------
       CASH FLOWS FROM FINANCING ACTIVITIES:
           Capital lease repayments                                          (19,140)             (5,339)                 --
           Loan payable                                                           --             (53,912)             50,000
           Payments on domain name contract payable                         (250,936)            (50,000)           (200,936)
           Proceeds from and issuance of common stock                      6,075,017                  --           6,075,017
           Share issuance costs                                               (8,643)                 --              (8,643)
                                                                         -----------         -----------         -----------

                  Net cash provided by financing activities                5,796,298            (109,251)          5,915,438
                                                                         -----------         -----------         -----------

       Net increase (decrease) in cash and cash equivalents                1,743,522          (1,643,118)          4,437,335

       Effect of exchange rates on cash and cash equivalents                   3,755               7,866                (631)

       Cash and cash equivalents at beginning of period                           --           3,382,529             157,600
                                                                         -----------         -----------         -----------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 1,747,277         $ 1,747,277         $ 4,594,304
                                                                         ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                  Cash paid for interest                                 $    13,330         $       700
              NON CASH TRANSACTIONS
                  Equipment acquired under capital lease                 $   386,313         $   362,496
                  Issuance of common stock for domain name rights        $ 1,000,000
                  Issuance of common stock for investor relations        $    26,800         $    26,800
                  Present value adjustment to domain name rights         $   734,500         $   734,500


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000

NOTE 1  - BASIS OF PRESENTATION

These unaudited, consolidated financial statements have been prepared by management in accordance with the instructions to Form 10-Q, and include the accounts of the Company and its wholly owned subsidiaries, Bingo.com (Canada) Enterprises Inc., Bingo.com (Antigua) Inc. and Bingo.com (Wyoming) Inc. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses since its incorporation and must raise additional equity financing to finance its operations. However, there can be no assurance that funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Failure to obtain acceptable equity financing could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustments that could result therefrom.

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2000, the Company's President, CEO and sole Director owed the Company $18,912. The loan is unsecured, non-interest bearing and is repayable in monthly installments of $5,833 Canadian Dollars (approximately $3,990 US dollars).

NOTE 4 - DOMAIN NAME

The Company has elected to capitalize the cost of the purchase of its domain name and the net present value of the future minimum amounts payable under the purchase contract. The cost of the domain name is amortized over five years beginning on April 1, 2000. The net present value of future obligations under the contract, totaling $684,500, have been included in Contracts Payable in the accompanying Balance Sheet as of June 30, 2000.

NOTE 5 - COMMON STOCK WARRANTS AND OPTIONS

At June 30, 2000, there were 416,668 warrants outstanding to purchase shares of the Company's common stock, exercisable at a price of $15.00 per share before April 22, 2001. The warrants were issued in connection with a private placement in June 1999. The warrants were not assigned a value due to the difference between the market value of the Company's stock and the exercise price of the warrants.

The Company did not grant any stock options during the quarter or six months ended June 30, 2000. On June 29, 2000, the Company's sole Director re-priced options previously granted to the person serving as sole Director, CEO and President and the person serving as the Senior Vice President of the Company, as described in Note 8. The re-pricings must be approved by the shareholders of the Company. At June 30, 2000, outstanding employee and director stock options, with various vesting provisions, were as follows:

---------------------------------------------------------
Number of Shares      Exercise Price  Expiration Date
---------------------------------------------------------
600,000               $  0.75         July 1, 2004
---------------------------------------------------------
200,000                  3.00         December 1, 2004
---------------------------------------------------------
200,000                  0.75         December 1, 2004
---------------------------------------------------------

NOTE 6 - LOSS PER SHARE

Net loss per share is determined on the weighted average number of common shares and common share equivalents outstanding. Outstanding stock options have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences exist between basic and diluted loss per share for the period. The weighted average number of common shares outstanding for the six months ended June 30, 2000 was 10,046,368 shares. Weighted average shares outstanding for the three months ended June 30, 2000 were 10,035,068.

NOTE 7 - DISCONTINUED OPERATIONS

During the six months ended June 30, 2000, the Company incurred additional costs associated with the wind-up of its Antigua-based on-line gaming operations. The Company officially closed the operation in the first quarter of fiscal year 2000. A reserve for loss on disposition of discontinued operations of $65,244 has been recorded to cover the disposition of Antigua's remaining net assets. Management believes the reserve is sufficient for any remaining obligations.

NOTE 8 - RE-PRICING OF 1999 STOCK OPTION PLAN

On November 17, 1999, the Company's sole Director approved the re-pricing of 600,000 stock options previously granted to the person serving as the Company's sole Director, CEO and President amending the original exercise price of $4.75 per share to $1.31 per share, which was the then - current market value.

On June 29, 2000, the Company's sole Director approved the second re-pricing of options to purchase 600,000 shares of the Company's common stock previously granted to the person serving as the Company's sole Director, CEO and President amending the exercise price of $1.31 per share to $0.75 per share. Stock options previously granted to the person serving as the Company's Senior Vice President were also re-priced. Options to purchase 200,000 shares granted to the Company's Senior Vice President with an exercise price of $1.45 per share were re-priced to $0.75 per share. Options to purchase an additional 200,000 shares granted to the Company's Senior Vice President with an exercise price of $3.00 were not re-priced. The re-pricing reflects the closing price of the Company's common shares on June 29, 2000 and is subject to ratification by the Company's shareholders.

These re-pricings have resulted in variable accounting, which will require the computation and recording of compensation expense for each reporting period for the remaining life of the option. In accordance with the Financial & Accounting Standards Board FIN 44, an expense related to these options will be accounted for prospectively after July 1, 2000, based on the difference between the market value of the stock and the option exercise price in each reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

        Background

We are in the business of developing and operating an entertainment and service based website designed to provide a variety of free games and other forms of entertainment, initially focused on the game bingo and including chat, sweepstakes, and more. We are attempting to create a value-based website and on-line services, planned to include an extensive database of registered users and their buying preferences.

We relocated our principal executive offices to Los Angeles, California earlier in the year, to facilitate the implementation of our revised business plan, which focuses on the on-line entertainment industry. The relocation provides us with access to the industry talent pool, a larger prize sponsor base and audience for future revenue generation, financing and partnering opportunities.

Our wholly owned subsidiaries may continue to support the implementation of certain segments of our business plan.

Our common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board (also known as the "OTCBB") under the symbol "BIGR." We have not been subject to any bankruptcy, receivership or other similar proceeding.

        Business Strategy

Our objective is to become the premier on-line destination for web-based bingo entertainment and a leading entertainment destination on the Internet. We had 211,092 registered users as of June 30, 2000, compared to 106,779 at March 31, 2000, representing a growth rate of 97% for the second quarter. We experienced a 32% increase in our quarterly growth rate over the first quarter of the fiscal year 2000. During the second quarter of the fiscal year 2000, we attracted in excess of 27,000 unique visitors per day to our website, compared to 15,000 in the first quarter of the fiscal year 2000 and, during the second quarter of the fiscal year 2000, our website received up to 11 million visitors per day. During the second quarter of the fiscal year 2000, the average visitor session length grew from an average of approximately 50 minutes to 62 minutes. We intend to continue to attempt to build our registered user database through on-line and offline marketing strategies, promotional opportunities and strategic alliances.

During the second quarter of the fiscal year 2000, we were independently ranked among the top 10 e-businesses by Bain & Company, a leading global strategy consulting firm. The Bain survey evaluated on-line firms on the basis of third-party interviews and public information, and utilized a ranking criteria that considered strategic innovation, website impact, plan execution, funding and fame. We achieved top ranks for innovation, impact and execution. As we continue to execute our overall build-out strategy, we plan to continue to focus on these key strategic elements.

In keeping with our strategy to build value through our registered user data base, we filed a provisional patent application with the U.S. Patent and Trademark Office during the second quarter of the fiscal year 2000, entitled "Method and Apparatus for Directing Interleaved Messages in a Network Based Interactive Application", a software application program which we believe will enhance the websites visitors' experience and allow us to better facilitate the delivery of our on on-line advertising and merchandising opportunities. The application will allow the users to browse products and play games or participate in other activities simultaneously. We anticipate that the application will be integrated into our on-line playing environment in the near future. We are constructing this feature as a modular add-on to our existing software applications and we may potentially be able to generate related revenues through the future licensing of the software.

            Board of Directors

The Company is in the process of identifying individuals to serve on its Board of Directors. The Company expects to obtain additional Board members by the end of the year and also will establish an Audit Committee comprised primarily of outside independent Directors.

        Employees

As of June 30, 2000 we had ten full-time employees and four regular consultants located in our principal executive offices at 4223 Glencoe Avenue, Suite C200, Marina del Rey, California. From time to time, we may retain consultants and consulting firms to provide us with specialized expertise in development, marketing, software and telecommunications technologies.


        Properties

We are renting our current executive offices at 4223 Glencoe Avenue, Suite C200, Marina del Rey, California on a month-to-month basis. Base rent payments are $6,341 per month. We expect to make this or a similar leased space our principal offices.

We subleased our previous executive offices located at 702-543 Granville Street, Vancouver, British Columbia at the end of the first quarter of the fiscal year 2000. The monthly rent payments under the lease are approximately $2,380 and the lease expires on April 30, 2002. The sublease runs for the remainder of the term and payments required under the sublease are sufficient to satisfy the remaining obligation.

We do not presently own or lease any other real property.

FORWARD LOOKING STATEMENTS

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties including those set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We assume no obligation to update the forward looking information, risks or uncertainties set forth in this report or to reflect actual results.

RESULTS OF OPERATIONS

Initially, our strategy was to develop an on-line gaming operation. In August 1999, our board of directors prohibited gaming in jurisdictions with laws prohibiting on-line gaming. From August to December 1999, we revised our business plan and focused on the alternative of developing our prize-based, play-for-free games emphasizing entertainment. In December 1999, we launched a beta version of our first play-for-free game and our revamped website. Subsequent to our year ended December 31, 1999, our Board announced the discontinuation of our Antigua-based gaming operation. We then applied all of our resources to our revised business plan.

Our Registration Statement on Form 10 was filed on August 31, 1999. We produced our initial financial statements for the six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The Company generated $57,588 in revenues for the quarter ended June 30, 2000 compared to no revenues for the quarter ended June 30, 1999. Revenues resulted from advertising and the sale of advertising banners on our website. $28,600 was recorded in barter revenue with a corresponding cost of revenue of $28,600 included in marketing expenses.

During the quarter ended June 30, 2000, general and administrative expenses increased to $826,582 from $302,412 for the quarter ended June 30, 1999. The increase resulted from an increase in salaries and benefits associated with hiring additional employees, the expansion and relocation of our offices to the Los Angeles area and an increase in consulting expense and professional fees.

Marketing, advertising, software and website development costs totaled $208,698 for the quarter ended June 30, 2000, compared to $217,704 for the quarter ended June 30, 1999. Included in these expenses are consulting, travel, promotion, and leased equipment and software. The Company expects that these expenses will increase in the future in connection with the addition of new equipment and the expansion of the website.

Depreciation and amortization increased to $168,992 during the quarter ended June 30, 2000 from $3,554 for the quarter ended June 30, 1999. This increase resulted from commencing the amortization of the domain name on April 1, 2000, when revenues commenced and the addition of new equipment.

A loss of $45,899 on the disposition of the discontinued Antigua operations was incurred in the second quarter of 2000 compared to none for the quarter ended June 30, 1999. This loss is associated with the closure of the Antigua operations early in the quarter. Net interest income generated on cash and cash equivalents remained relatively the same for both quarters.

A net loss of $1,168,276 or $.12 per share was incurred in the quarter ended June 30, 2000, compared to a net loss of $499,112 or $.05 per share for the quarter ended June 30, 1999. The loss resulted from the explanations mentioned above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

During the six months ended June 30, 2000, we generated revenues of $ 61,868 compared to none for the six months ended June 30, 1999. We received $8,500 in co-branding advertising revenues, $24,768 from banner advertisements and recorded $28,600 in barter revenues. An amount identical to the barter revenues of $28,600 has been recorded as marketing expense for the period, as the revenue represents an exchanged trade of services.

Our total general and administrative expenses were $1,189,886 during the six months ended June 30, 2000, compared to $497,863 for the six months ended June 30, 1999. The increase in general and administrative expenses resulted from increased costs related to the ramp-up and refinement of our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses for the six months ended June 30, 2000 also include certain of the costs associated with the relocation of our executive offices to Marina del Rey, California.

Marketing, advertising, software and website development expenses were $354,469 for the six months ended June 30, 2000, compared to $257,647 for the six months ended June 30, 1999. Marketing expenses relate primarily to the discontinued gaming operations. This amount includes funds expended for awareness advertising, banner advertising, prizes related to the site, and $28,600 in exchanged bartered services described previously. The balance of marketing and advertising expenses consists of payroll and consultant's costs, travel and office costs. The increase in these expenses resulted from the expansion of the website, consistent with the implementation of the operating plan developed in December 1999.

During the six months ended June 30, 2000, $45,899 was recorded as additional provision for loss on the disposition of Antigua operations, which were closed in the first quarter of 2000. The reserve is considered adequate to cover future obligations of the Antigua operation.

Our net loss from continuing operations for the six months ended June 30, 2000 was $1,662,567 compared to $759,064 for the six months ended June 30, 1999. The increase in our loss resulted from the relocation of our primary office, expansion of our website capacity and increased amortization expense associated with the amortization of our domain name. We expect similar or greater losses into the foreseeable future as we build our operations.

We recorded a net loss of $1,662,799 or $0.17 per share for the six months ended June 30, 2000. We expect similar or greater losses into the foreseeable future as we continue to develop our website and the technologies related to new games. Revenue generation and operating income are dependent upon the utilization of significant cash resources for advertising and promotion, new games, new service features and our future successes at attracting prize sponsors and advertising customers.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we held cash and cash equivalents of $1,747,277 versus $4,594,304 at June 30, 1999. Our working capital position at June 30, 2000 was $1,101,101 compared to $4,880,199 at June 30, 1999. Our working capital position at June 30, 2000 is net of $256,819 for the current amounts payable under the terms of the contract to purchase our domain name and $251,871 for capital lease obligations, both due in scheduled repayments over the next twelve months.

Our investing activities for the six months ended June 30, 2000 consisted of a use of $152,789 for office, computer equipment and software purchases versus $246,599 for the six months ended June 30, 1999. During the six months ended June 30, 1999, we paid the cash portion of $50,000 for our bingo.com domain name, required under the purchase contract.

During the six months ended June 30, 2000, $362,496 was incurred under capital lease financings for the purchase of computer software and equipment over terms of one to three years. We repaid $5,339 of capital leases under the contractual repayment terms, and the balance of the outstanding lease of $28,027 was secured by computer equipment located in our Canadian offices, when we relocated the equipment to our offices in California. Our financing activities for the comparable six month period ended June 30, 1999 consisted solely of the issuance of our shares of common stock for cash of $6,075,017 less $8,643 for share issuance costs.

The net effect of these transactions was a use of cash of $1,643,118 for the six months ended June 30, 2000 compared to an increase of cash of $4,437,335 for the six months ended June 30, 1999. The increase in cash for the six months ended June 30, 1999 resulted from two separate private placements of equity funds in May and June 1999.

We used $928,206 of our available cash balances in the second quarter. We purchased $152,789 of new office and computer equipment and obtained $362,496 in capital lease financing secured by certain of the computer equipment and software purchases. $70,331 in cash was used for scheduled capital lease repayments and initial down payments.

We currently project that available cash balances will be sufficient to fund our existing operations for the remainder of the fiscal year, provided that we do not undertake significant advertising campaigns or identify and complete any acquisitions. We are currently seeking additional equity financing to implement planned investments in advertising, software development and personnel to expand our registered user data base and service offerings for future revenue generation and to preserve our working capital. We have not made a final determination regarding the terms and conditions of an equity placement, nor can we provide any assurance that such financing will be available on acceptable terms, if at all. Our inability to raise additional financing would have a material adverse effect on our business and on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates. After an assessment of these risks to our operations, we believe that our primary market risk exposures (within the meaning of Item 305 of Securities and Exchange Commission Regulation S-K) are not material and are not expected to have any material adverse effect on our financial condition, results of operations or cash flows for the next fiscal year.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the claim brought by Pan Pacific Communications, disclosed in our Form 10-Q for the quarter ended March 31, 2000 and earlier filings, we are not aware of any further legal action against us or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.  CHANGES IN SECURITIES

Effective May 15, 2000, we became obligated to issue 16,000 shares of our common stock in accordance with terms of the agreement with Market Pathways Financial Relations Incorporated entered into on February 21, 2000, as disclosed in our Form 10-Q for the quarter ended March 31, 2000. The shares are being issued in exchange for shareholder relations services. The issuance of shares was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) of the Securities Act because the issuance did not involve a public offering, and Rule 504 of Regulation D promulgated under Section 3(b) of the Securities Act. While the agreement is in effect, we will continue to pay Market Pathways $6,000 per month plus pre-approved expenses for shareholder relations services. The 16,000 shares that were due to Market Pathways on May 15, 2000 have been recorded as a liability as of June 30, 2000 based upon the market value of the stock as of the vesting date. Market Pathways is entitled to a further 32,000 shares of our common stock, with 16,000 shares vesting on each of August 15, 2000 and November 15, 2000, provided that the agreement is then in effect.

On May 23, 2000 the Company adopted a 2000 Stock Option Plan for the Company's director, employees and consultants and reserved an aggregate of 2,000,000 shares of the authorized but unissued common stock for issuance upon the exercise of options granted under the plan. The plan will be submitted to the shareholders of the Company for their approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed below are filed with the U.S. Securities and Exchange Commission as part of this report.

        Exhibit
        Number                Description
        ------                -----------
        27.1                  Financial Data Schedule

(b) Reports on Form 8-K. On July 31, 2000, we filed a Form 8-K with the U.S. Securities and Exchange Commission reporting the appointment of Grant Thornton LLP as our independent accountants as of July 24, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Bingo.com, Inc.,
                                    a Florida corporation


Date:  August 17 , 2000             By: /s/ SHANE MURPHY
     ----------------------            -----------------------------------------
                                    Shane Murphy
                                    Chairman of the Board, Chief Executive
                                    Officer, President, Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                Description
------                -----------
27.1                  Financial Data Schedule