Form 10-Q
period 2000-09-30
BINGO COM INC
filed 2000-11-14
CIK 1087853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Quarterly Period Ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ________________ to ________________

                        Commission File Number: 000-26319

                                 BINGO.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                               98-0206369
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


           4223 Glencoe Avenue, Suite C200, Marina del Rey, CA 90292
--------------------------------------------------------------------------------
              (Address and zip code of principal executive offices)


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

YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,089,668 shares as of November 10, 2000.

Transitional Small Business Disclosure Format (check one):

YES [ ]    NO [X]

                                 BINGO.COM, INC.

                          Quarterly Report on Form 10-Q
                 for the Third Quarter ended September 30, 2000

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION.............................................  1

Item 1.  Condensed Consolidated Financial Statements.......................  1

         Condensed Consolidated Balance Sheets as of September 30,
         2000 (unaudited) and December 31, 1999............................  1

         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months ended September 30, 2000 and
         September 30, 1999 (unaudited)....................................  2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and September 30,
         1999 (unaudited)..................................................  3

         Notes to Condensed Consolidated  Financial Statements
         (unaudited).......................................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 13

PART II - OTHER INFORMATION................................................ 13

Item 1.  Legal Proceedings................................................. 13

Item 2.  Changes in Securities and Use of Proceeds......................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................. 13

SIGNATURES................................................................. 14

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 BINGO.COM, INC.
                   (formerly Progressive General Lumber Corp)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                       September 30,   December 31,
                                                           2000             1999
                                                       ------------    -------------
                                                        (Unaudited)
ASSETS

Current
    Cash and cash equivalents                          $   878,438     $ 3,382,529
    Accounts receivable, net                               253,250         102,239
    Prepaid expenses and security deposits                 112,952          83,030
                                                       -----------     -----------
                                                         1,244,640       3,567,798
                                                       -----------     -----------

Equipment
    Office and computer equipment                          449,351         123,506
    Software development & website equipment               326,258         157,889
    Less:  - accumulated depreciation                     (185,551)        (59,727)
                                                       -----------     -----------
                                                           590,058         221,668
                                                       -----------     -----------
Domain name rights, net                                  1,741,926       1,200,905
                                                       -----------     -----------
    Total assets                                       $ 3,576,624     $ 4,990,371
                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued liabilities           $   407,194     $   187,914
    Loan payable                                                --          53,912
    Reserve for discontinued operations                     65,344          60,000
    Contract payable - current portion                     256,819              --
    Capital leases - current portion                       199,870          14,323
                                                       -----------     -----------
                                                           929,227         316,149
                                                       -----------     -----------

Contract payable, net of current portion                   346,716              --
Capital leases, net of current portion                     137,835           9,494
                                                       -----------     -----------
                                                         1,413,778         325,643
                                                       -----------     -----------

Stockholders'  Equity

  Common stock - $0.001 par value
    Authorized: 50,000,000 shares
    Issued and outstanding: 10,089,668 shares
      at September 30, 2000 and 9,916,668
      at December 31, 1999                                  10,090           9,917
   Additional paid - in capital                          7,822,026       7,574,366
   Deficit accumulated during development stage         (5,666,805)     (2,915,444)
   Cumulative translation adjustment                        (2,465)         (4,111)
                                                       -----------     -----------
                                                         2,162,846       4,664,728
                                                       -----------     -----------
    Total liabilities and stockholders' equity         $ 3,576,624     $ 4,990,371
                                                       ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 BINGO.COM, INC.
                   (formerly Progressive General Lumber Corp)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               CUMULATIVE
                                                  FROM
                                                INCEPTION
                                               (JANUARY 12,       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 1987) TO            SEPTEMBER 30,                  SEPTEMBER 30,
                                              SEPTEMBER 30,   ---------------------------     --------------------------
                                                   2000           2000           1999              2000          1999
                                              -------------   -----------    ------------     -----------    -----------
Revenues                                      $    606,284    $   544,416    $         --     $   606,284    $        --

Cost of Revenues                                   303,326        274,726              --         303,326             --
                                              ------------    -----------    ------------     -----------    -----------

Gross Profit                                       302,958        269,690               0         302,958              0

Operating Expenses
   Sales and marketing                           1,084,850        290,231          93,694         594,616        351,341
   General and administrative                    2,925,342        586,345         598,217       1,613,496      1,096,080
   Software & website development                  591,567         49,103              --         233,326             --
   Stock Based Compensation                        534,179        247,833              --         247,833             --
   Depreciation & amortization                     400,629        179,880          35,851         359,960         39,405
                                              ------------    -----------    ------------     -----------    -----------
Total Operating Expenses                         5,536,567      1,353,392         727,762       3,049,231      1,486,826
                                              ------------    -----------    ------------     -----------    -----------

Loss from continuing operations                 (5,233,609)    (1,083,702)       (727,762)     (2,746,273)    (1,486,826)

Loss from discontinued operations                 (494,107)            --              --              --             --

Other income (expense)
   Loss on disposition of discontinued
      operations                                  (105,899)            --              --         (45,899)            --
   Net interest income (expense)                   166,810         (4,862)         28,550          40,809         47,855
                                              ------------    -----------    ------------     -----------    -----------
NET LOSS                                      $ (5,666,805)   $(1,088,564)   $   (699,212)    $(2,751,363)   $(1,438,971)
                                              ============    ===========    ============     ===========    ===========
BASIC AND DILUTIVE LOSS PER SHARE                             $     (0.11)   $      (0.07)    $     (0.27)   $     (0.16)
                                                              ===========    ============     ===========    ===========
WEIGHTED AVERAGE SHARES                                        10,069,842      9,916,668       10,054,308      9,062,882
                                                              ===========    ============     ===========    ===========

                                                                     No. Days         Q3        No. Days       YTDQ3
                                                                     --------    -----------    --------    -----------
WEIGHTED AVERAGE SHARES CALCULATION:

Balance 12-31-99                                      9,916,668         92        9,916,668        272        9,916,668

     January 10, 2000 Develop Portal Web Site           125,000         92          125,000        262          120,404

     February 18, 2000 Investor Relations                16,000         92           16,000        223           13,118

     August 24, 2000 Investor Relations                  32,000         35           12,174         35            4,118
                                                     ----------
          TOTAL SHARES OUTSTANDING                   10,089,668
                                                     ==========
                                                                                 ----------                  ----------
          WEIGHTED AVERAGE SHARES OUTSTANDING                                    10,069,842                  10,054,308
                                                                                 ==========                  ==========

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

                                 BINGO.COM, INC.
                   (formerly Progressive General Lumber Corp)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Cumulative
                                                                    from
                                                                  Inception
                                                                 January 12,        Nine Months          Nine Months
                                                                   1987 to             Ended                Ended
                                                                September 30,       September 30,       September 30,
                                                                    2000                2000                1999
                                                                -----------         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(5,666,805)        $(2,751,363)        $(1,438,971)
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Loss from discontinued operations                             600,006              45,899
      Depreciation and amortization                                 400,629             359,960              39,405
      Provision for doubtful accounts                                21,126              21,126                  --
      Stock based compensation costs                                534,179             247,833                  --

   Change in operating assets and liabilities:
      Accounts receivable                                          (274,376)           (172,137)           (111,043)
      Prepaid expenses and security deposits                       (112,952)            (29,922)           (193,990)
      Accounts payable and accrued liabilities                      371,663             178,751            (274,105)
                                                                -----------         -----------         -----------
   Cash used by continuing operations                            (4,126,530)         (2,099,853)         (1,978,704)

   DISCONTINUED OPERATIONS
   Net loss from discontinued operations                           (600,006)            (45,899)                 --
   Adjustments to reconcile net loss to net cash
     used in discontinued operations
      Depreciation and amortization                                  19,058                  --                  --
      Provision for loss on disposition of
        discontinued operations                                     105,899              45,899                  --
                                                                -----------         -----------         -----------
   Cash used by discontinued operations                            (475,049)                  0                  --
                                                                -----------         -----------         -----------
         Net cash used by operating activities                   (4,601,579)         (2,099,853)         (1,978,704)
                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                             (381,703)           (100,308)           (259,037)
   Payments on domain name contract payable                        (331,870)           (130,965)           (200,405)
                                                                -----------         -----------         -----------
         Net cash used in investing activities                     (713,573)           (231,273)           (459,442)
                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital lease repayments                                         (96,882)           (120,699)                 --
   Loan payable                                                          --             (53,912)             50,000
   Proceeds from issuance of common stock, net                    6,066,374                  --           6,065,874
   Shares allocated for issue                                       226,563                  --                  --
                                                                -----------         -----------         -----------
         Net cash provided by financing activities                6,196,055            (174,611)          6,115,874
                                                                -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents                880,903          (2,505,737)          3,677,728

Effect of exchange rates on cash and cash equivalents                (2,465)              1,646                (406)

Cash and cash equivalents at beginning of period                         --           3,382,529             157,600
                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   878,438         $   878,438         $ 3,834,922
                                                                ===========         ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                       $    36,812         $    23,482         $     8,824
   NON CASH TRANSACTIONS
      Equipment acquired under capital lease                    $   458,404         $   434,587
      Issuance of common stock for domain name rights           $ 1,000,000                             $ 1,000,000
      Issuance of common stock for investor relations           $    52,000         $    52,000
      Present value adjustment to domain name rights            $   734,500         $   734,500

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

NOTE 1  - BASIS OF PRESENTATION

These unaudited, consolidated financial statements have been prepared by management in accordance with the instructions to Form 10-Q, and include the accounts of Bingo.com, Inc. (the `Company") and its wholly owned subsidiaries, Bingo.com (Canada) Enterprises Inc., Bingo.com (Antigua) Inc. and Bingo.com (Wyoming) Inc. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. These Consolidated Condensed Financial Statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2000, the Company's President, CEO and sole director owed the Company $3,725 through a salary advance from the Company. The salary advance was unsecured, non-interest bearing and was fully repaid before October 31, 2000. On October 13, 2000, the Company made an additional salary advance to the President, CEO and sole director for $56,484 Canadian dollars (U.S. $37,660). The salary advance is unsecured and non-interest bearing and will be repaid in 24 semi-monthly installments of $2,354 Canadian dollars (U.S. $1,570) from payroll deductions beginning in November 2000.

NOTE 4 - DOMAIN NAME

The Company has elected to capitalize the cost of the purchase of its domain name and the net present value of the future minimum amounts payable under the purchase contract. The cost of the domain name is amortized over five years beginning on April 1, 2000, in conjunction with the Company's initial generation of advertising revenues. The net present value of future obligations under the contract, totaling $603,535, have been included in Contracts Payable in the accompanying Balance Sheet as of September 30, 2000.

NOTE 5 - COMMON STOCK WARRANTS AND OPTIONS

At September 30, 2000, there were 416,668 warrants outstanding to purchase shares of the Company's common stock, exercisable at a price of $15.00 per share before April 22, 2001. The warrants were issued in connection with a private placement in June 1999. The warrants were not assigned a value due to the difference between the market value of the Company's stock and the exercise price of the warrants.

1999 Non-Qualified Stock Option Plan

The Company did not grant any stock options under its 1999 Non-Qualified Stock Option Plan (the "1999 Plan") during the quarter ended September 30, 2000. On June 29, 2000, the Company re-priced options to purchase 800,000 shares of the Company's common stock previously granted to the person serving as sole director, CEO and President and the person serving as the Senior Vice President of the Company, as described in Note 9. The re-pricings must be approved by the shareholders of the Company. At September 30, 2000, outstanding employee and director stock options granted under the 1999 Plan, with various vesting provisions, were as follows:

     Number of Shares   Exercise Price      Expiration Date
     ----------------   --------------      ---------------
          600,000           $0.75           July 1, 2004

          200,000            3.00           December 1, 2004

          200,000            0.75           December 1, 2004

These re-pricings have resulted in variable accounting, which required the computation and recording of stock-based compensation expense of $195,833 for the quarter ended September 30, 2000. In accordance with the Financial & Accounting Standards Board FIN 44, the expense related to these options was based on the difference between the market value of the stock and the option exercise price in this reporting period.

2000 Stock Option Plan

On September 1, 2000, the Company granted, subject to shareholder approval, incentive stock options to purchase 95,000 shares of the Company's common stock to nine full-time employees and non-qualified stock options to purchase 61,000 shares of the Company's common stock to certain key consultants under the Company's 2000 Stock Option Plan (the "2000 Plan"). The options were granted at an exercise price of $.88 per share, which was equal to the fair market value of the Company's common stock on September 1, 2000, the date of grant. The options vest over various periods. As of September 30, 2000, 15,000 incentive stock options and 15,000 non-qualified stock options granted under the 2000 Plan had vested. Vested stock options may not be exercised until the 2000 Plan is approved by a majority of the Company's shareholders.

NOTE 6 - REVENUE RECOGNITION

The Company has contracted with a sales agency to sell advertising on its website directly to corporate customers or through advertising agencies. The Company pays an advertising commission to the sales agency for placing advertisements on its web site. Advertising revenues are recognized as the advertising campaign or impressions and clicks are made on the website. Advertisements are billed on a monthly basis with terms of net 15 days. Accounts receivable are recorded net of advertising commissions. A reserve for doubtful accounts of $21,126 was recorded in the third quarter ended September 30, 2000, to provide for potentially uncollectible amounts.

The Company enters into co-branding contracts with its corporate customers. The contracts provide the customer with the ability to allow its registrants or visitors the opportunity to play Bingo for free on the customer's website. A monthly fee is charged per the contract and set-up fees are recognized as revenue when the set-up process has been completed.

NOTE 7 - LOSS PER SHARE

Net loss per share is determined based on the weighted average number of common shares and common share equivalents outstanding. Outstanding stock options have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences exist between basic and diluted loss per share for the period. The weighted average number of common shares outstanding for the nine months ended September 30, 2000 was 10,054,308 shares. Weighted average shares outstanding for the three months ended September 30, 2000 were 10,069,842.

NOTE 8 - DISCONTINUED OPERATIONS

During the nine months ended September 30, 2000, the Company incurred additional costs associated with the wind-up of its Antigua-based on-line gaming operations. The Company officially closed the operation in the first quarter of fiscal year 2000. A reserve for loss on disposition of discontinued operations of $65,344 has been recorded to cover the disposition of Antigua's remaining net assets. Management believes the reserve is sufficient for any remaining obligations and that the Antigua operations will be fully dissolved by the end of 2000.

NOTE 9 - RE-PRICING OF 1999 STOCK OPTION PLAN

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

These re-pricings have resulted in variable accounting, which required the computation and recording of stock based compensation expense of $195,833 for the quarter ended September 30, 2000. In accordance with the Financial & Accounting Standards Board FIN 44, the expense related to these options was based on the difference between the market value of the stock and the option exercise price in this reporting period amortized over the remaining vesting period of the options.

NOTE 10 - RECLASSIFICATIONS

Certain balances in the 1999 Financial Statements have been reclassified to conform to the presentation of the 2000 Financial Statements.

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

We relocated our principal executive offices to Los Angeles, California earlier in 2000, to facilitate the implementation of our revised business plan, which focuses on the on-line entertainment industry. We believe the relocation provides us with access to a larger industry talent pool, a larger prize sponsor base and an audience for future potential revenue generation, financing and partnering opportunities.

        Business Strategy

Initially, our strategy was to develop an on-line gaming operation. In August 1999, our board of directors (the "Board") prohibited gaming in jurisdictions with laws prohibiting on-line gaming. From August to December 1999, we revised our business plan and focused on the alternative of developing our prize-based, play-for-free games emphasizing entertainment. In December 1999, we launched a beta version of our first play-for-free game and our revamped website. Subsequent to our year ended December 31, 1999, our Board announced the discontinuation of our Antigua-based gaming operation. We then directed all of our resources to our revised business plan.

Our objective is to become the premier on-line destination for web-based bingo entertainment and a leading entertainment destination on the Internet. We had 339,300 registered users as of September 30, 2000, compared to 211,100 registered users as of June 30, 2000, and 106,800 at March 31, 2000. This represents a growth rate of 61% for the third quarter of 2000 compared to the second quarter of 2000, and 218% growth rate as compared to the first quarter of 2000. During the third quarter of the fiscal year 2000, we attracted approximately 38,000 visitors per day to our website compared to 27,000 visitors per day during the second quarter, and 15,000 visitors per day in the first quarter of the fiscal year 2000. During the third quarter our website received
10.5 million. During the third quarter of the 2000 fiscal year, 3.3 million player sessions were offered to the Company's registered users. During the third quarter of the fiscal year 2000, the average visitor session length grew to an average of approximately 65 minutes compared to 50 minutes in the first quarter and to 62 minutes in the second quarter. We intend to continue to attempt to build our registered user database through on-line and offline marketing strategies, promotional opportunities and strategic alliances.

        Board of Directors

The Company is in the process of identifying individuals to serve on its Board. The Company expects to obtain at least two additional Board members by the end of the year and also will establish an Audit Committee comprised primarily of outside independent directors.

        Employees

As of September 30, 2000, we had eleven full-time employees, three part-time employees and six regular CONSULTANTS located in our principal executive offices at 4223 Glencoe Avenue, Suite C200, Marina del Rey, California. From time to time, we may retain consultants and consulting firms to provide us with specialized expertise in development, marketing, software and telecommunications technologies

        Properties

We are renting our current executive offices at 4223 Glencoe Avenue, Suite C200, Marina del Rey, California on a month-to-month basis. Base rent payments are $6,341 per month. We expect to make this location, or a similar leased space, our principal offices.

We subleased our previous executive offices located at 702-543 Granville Street, Vancouver, British Columbia effective May 1, 2000. The monthly rent payments under the lease are approximately $2,380 and the lease expires on April 30, 2002. The sublease runs for the remainder of the term. Payments required under the sublease are sufficient to satisfy the remaining obligation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company generated $544,416 in revenues for the quarter ended September 30, 2000 compared to no revenues for the quarter ended September 30, 1999. Revenues resulted from advertising and the sale of advertising banners ($250,093), buttons ($1,038) and pop-ups ($97,139) on our website. Revenues were also generated from co-branding contracts ($25,000), e-mail sponsorships ($22,750) and set up fees ($2,000). $146,396 of revenue from barter transactions was recorded with a corresponding cost of $146,396 being included in cost of revenues. Barter transactions result from an exchange of a like number of advertising impressions being shown on our web site for a third party. The third party advertises Bingo.com on its web site to entice its users to visit our web site. No gross profit has been recognized from barter transactions.

Cost of revenues were $274,726 for the quarter ended September 30, 2000 compared to none for the quarter ended September 30, 1999. Included in cost of revenues are advertising commissions and cost of barter revenue. $128,330 in advertising commissions and $146,396 in cost of barter revenue were recorded during the quarter ended September 30, 2000.

During the quarter ended September 30, 2000, sales and marketing expenses increased to $290,231 compared to $93,694 for the quarter ended September 30, 1999. Included in sales and marketing are marketing salaries, travel and promotion, web site marketing and prizes. The significant increase was a result of a significant increase in marketing activities.

During the quarter ended September 30, 2000, general and administrative expenses decreased to $586,345 compared to $598,217 for the quarter ended September 30, 1999. The decrease resulted from a decrease in consulting expense and professional fees.

Software and website development costs totaled $49,103 for the quarter ended September 30, 2000, compared to none for the quarter ended September 30, 1999. Included in these expenses are co-location and bandwidth fees, web hosting costs and software costs. The Company expects that these expenses will increase in the future in connection with the addition of new equipment and the expansion of the website.

Stock-based compensation costs were $247,833 for the quarter ended September 30, 2000 compared to none for the quarter ended September 30, 1999. Stock-based compensation costs include $52,000 associated with the issuance of shares for Investor Relations services. The remaining amount of $195,833 is associated with the variable accounting for certain stock options that have been re-priced (See Footnote 9 to the Financial Statements).

Depreciation and amortization increased to $179,880 during the quarter ended September 30, 2000 from $35,851 for the quarter ended September 30, 1999. This increase resulted from commencing the amortization of the domain name on April 1, 2000, as well as the addition of new equipment.

A net loss of $1,088,564 or $.11 per share was incurred in the quarter ended September 30, 2000, compared to a net loss of $699,212 or $.07 per share for the quarter ended September 30, 1999. The loss resulted from the increased costs discussed above.

We have experienced net losses and negative cash flows since we began implementing our current business plan. We expect these losses and negative cash flows to continue in the future. Based on our current projections, we have available cash balances sufficient to fund operations at their existing levels for the remainder of fiscal year 2000, through early 2001, provided that we do not increase our expenditures.

We do not have a line of credit or a credit facility, nor do we anticipate securing a line of credit in the foreseeable future. Accordingly, there are no available borrowings for us to utilize to meet our anticipated cash requirements to fund our operating losses. We are in discussions with certain equity groups to obtain additional equity financing. As of the date of this filing, we have not been able to raise additional funds, and we cannot provide any assurance that any additional debt or equity will be available to us on acceptable terms, or at all. Our inability to raise additional financing will materially adversely affect our business and current operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

During the nine months ended September 30, 2000, we generated revenues of $606,284 compared to none for the nine months ended September 30, 1999. We recorded $58,250 in co-branding advertising revenues, $373,038 from banner advertisements and recorded $174,996 in barter revenues. An amount identical to the barter revenues of $174,996 has been recorded as a cost of revenue for the period, as the revenue represents an exchanged trade of advertising services.

Cost of revenues were $303,326 for the nine months ended September 30, 2000 compared to none for the nine months ended September 30, 1999. Included in cost of revenues are advertising commissions of $128,330 and cost of barter revenues of $174,996. The increase of $303,326 resulted directly from increased advertising efforts associated with the increase in revenues.

During the nine months ended September 30, 2000, sales and marketing expenses increased to $594,616 from $351,341 for the nine months ended September 30, 1999. Included in sales and marketing are marketing salaries, travel and promotion, web site marketing and prizes. The significant increase was a result of the increase in our marketing activities.

Our total general and administrative expenses were $1,613,496 during the nine months ended September 30, 2000, compared to $1,096,080 for the nine months ended June 30, 1999. The increase in general and administrative expenses resulted from increased costs related to the implementation of our business plan and expansion of our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses for the nine months ended September 30, 2000 also include certain of the costs associated with the relocation of our executive offices to Marina del Rey, California.

Software and website development expenses were $233,326 for the nine months ended September 30, 2000, compared to none for the nine months ended September 30, 1999. Software and website development costs consist of co-location and bandwidth fees, web hosting costs and software costs. These expenses resulted from the expansion of the website and the addition and relocation of our equipment to Los Angeles, consistent with the implementation of the operating plan developed in December 1999.

During the nine months ended September 30, 2000, $45,899 was recorded as a loss on disposition of discontinued operations, relating to the disposition of Antigua operations, which were closed in the first quarter of 2000. The reserve is considered adequate to cover future obligations of the Antigua operation. It is expected that this operation will be completely dissolved by year end 2000.

Our net loss from operations for the nine months ended September 30, 2000 was $2,751,363 compared to $1,438,971 for the nine months ended September 30, 1999. The increase in our loss resulted from the relocation of our primary office, expansion of our website capacity and increased amortization expense associated with the amortization of our domain name. We expect to continue to incur losses into the foreseeable future as we build our operations and grow our revenue base.

We recorded a net loss of $2,751,363 or $0.27 per share for the nine months ended September 30, 2000. We expect to continue to incur losses in the foreseeable future as we continue to develop our website and the technologies related to new games. Our ability to generate revenue is dependent upon the utilization of significant cash resources for advertising and promotion, new games, new service features and our future successes at attracting prize sponsors and advertising customers.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we held cash and cash equivalents of $878,438 compared to $3,382,529 at December 31, 1999. Our working capital position at September 30, 2000 was $315,413 compared to $3,251,649 at December 31, 1999. Our working capital position at September 30, 2000 was net of $256,819 for the current amounts payable under the terms of the contract to purchase our domain name and $199,870 for capital lease obligations, both due in scheduled repayments over the next twelve months.

Our investing activities for the nine months ended September 30, 2000 consisted of a use of $100,308 for office, computer equipment and software purchases versus $259,037 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we paid the cash portion of $130,965 for our bingo.com domain name, required under the purchase contract.

During the nine months ended September 30, 2000, $434,587 was incurred under capital lease financings for the purchase of computer software and equipment over terms of one to three years. We repaid $120,699 of capital leases under the contractual repayment terms. Our financing activities for the comparable nine month period ended September 30, 1999 consisted of the issuance of our shares of common stock for cash of $6,075,017 less $9,143 for share issuance costs, incurring a loan payable of $50,000 and incurring a capital lease obligation of $12,193.

The net effect of these transactions was a use of cash of $2,505,737 for the nine months ended September 30, 2000 compared to an increase of cash of $3,677,728 for the nine months ended September 30, 1999. The increase in cash for the nine months ended September 30, 1999, resulted from two separate private placements of equity funds in May and June 1999.

We had a net use of $868,839 of our available cash balances in the third quarter. During the third quarter we collected approximately $121,000 from accounts receivable and other cash receipts and collected $17,976 in interest income. $46,455 in cash was used for scheduled capital lease repayments and $50,000 was used to pay for our domain name. The balance was used to fund our operations.

We have experienced net losses and negative cash flows since we began implementing our current business plan. We expect these losses and negative cash flows to continue in the future. Based on our current projections, we have available cash balances sufficient to fund operations at their existing levels for the remainder of fiscal year 2000, through early 2001, provided that we do not increase our expenditures.

We do not have a line of credit or a credit facility, nor do we anticipate securing a line of credit in the foreseeable future. Accordingly, there are no available borrowings for us to utilize to meet our anticipated cash requirements to fund our operating losses. We are in discussions with certain equity groups to obtain additional equity financing. As of the date of this filing, we have not been able to raise additional funds and we cannot provide any assurance that any additional debt or equity will be available to us on acceptable terms, or at all. Our inability to raise additional financing will materially adversely affect our business and current operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the claim made by Pan Pacific Communications, which has previously been disclosed, we are not aware of any legal action against us or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2. CHANGES IN SECURITIES

Under the terms of an Agreement for Financial Public Relations Services dated February 21, 2000 between the Company and Market Pathways Financial Relations Services Incorporated ("Market Pathways"), we agreed to issue an aggregate of 64,000 shares of our common stock to Market Pathways in exchange for shareholder relations services. Market Pathways' right to receive the shares vests in four equal quarterly installments, commencing in February 2000. As of September 30, 2000, 48,000 of such shares have been issued to Market Pathways. The issuance of the shares was deemed to be exempt from registration under the Securities Act of 1933 as amended (the "Securities Act"), by virtue of Section 4(2) of the Securities Act because the issuance did not involve a public offering, and Rule 504 of Regulation D promulgated under Section 3(b) of the Securities Act.

We have notified Market Pathways that the agreement will be terminated effective December 31, 2000. While the agreement is in effect, we will continue pay Market Pathways $6,000 per month for its services and reimburse its approved out-of-pocket expenses. Market Pathways' right to the final 16,000 installment provided for under the agreement vests on November 15, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed below are filed with the U.S. Securities and Exchange Commission as part of this report.

         Exhibit
         Number                     Description
         -------                    -----------
          27.1                Financial Data Schedule


(b) Reports on Form 8-K. On July 31, 2000, we filed a Form 8-K with the Securities and Exchange Commission to report the appointment of Grant Thorton, LLP as our independent accountants as of July 24, 2000. On August 18, 2000, we filed a Form 8-K to report the dismissal of Davidson & Company as our principal accountants. We continue to work with Davidson & Company on a project-by-project basis.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Bingo.com, Inc.,
                                        a Florida corporation


Date: November 13, 2000                 By: /s/ SHANE MURPHY
                                            --------------------------------
                                                Shane Murphy
                                                Chairman of the Board, Chief
                                                Executive Officer, President,
                                                Treasurer and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

        Exhibit
        Number                     Description
        -------                    -----------
         27.1                Financial Data Schedule