Form 10-K
period 2000-12-31
BINGO COM INC
filed 2001-05-21
CIK 1087853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended: December 31, 2000
                                             -----------------

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------   -----------------------

                        Commission file number:000-26319
                        --------------------------------

                                Bingo.com, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                     98-0206369
     -------------------------                 ------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

       4223 Glencoe Avenue,
            Suite C200

     Marina Del Rey, California                             90292
    ----------------------------                        ------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (310) 301-4171
       ------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

                None                                         None
    --------------------------                     --------------------------

Securities registered pursuant to section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 30, 2001 being $0.13 per share: $1,311,519.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of the Registrant's common stock outstanding on March 31, 2001 was 10,088,608. The Registrant's common stock is traded on the National Association of Securities Dealers Over the Counter Bulletin Board market, symbol BIGR

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

                                                                    Page No.

PART I.........................................................................1
 Item 1.  Business.............................................................1
 Item 2.  Properties..........................................................21
 Item 3.  Legal Proceedings...................................................21
 Item 4.  Submission of Matters to a Vote of Security Holders.................21

PART II.......................................................................21
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................21
 Item 6.  Selected Financial Data.............................................23
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operation...............................................24
 Item 8.  Financial Statements and Supplementary Data.........................26
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................26

PART III......................................................................28
 Item 10. Directors and Executive Officers of the Registrant..................28
 Item 11. Executive Compensation..............................................30
 Item 12. Security Ownership of Certain Beneficial Owners and Management......33
 Item 13. Certain Relationships and Related Transactions......................34

PART IV.......................................................................34
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....34

                                     PART I

Item 1. Business.

Introduction

Bingo.com, Inc. (the "Company") is in the business of developing and operating a Bingo based website designed to provide a variety of free games and other forms of entertainment, including chat, sweepstakes, BingoGrams, and more. The Company is continuing the business plan to create a value based web site, which will be backed up by an extensive database of registered players and their buying preferences.

The Company provides content to our players in the form of free-to-play, theme Bingo games, such as Astrology Bingo, Cupid Bingo, etc. Our players play Bingo and enjoy chatting with each other in a safely competitive and engaging environment with a fun array of sound effects and graphic styles. We have designed our games to give us the flexibility to add game themes rapidly. We also offer our registered players other forms of entertainment including sweepstakes, fortune telling, and more.

Corporate Structure and Background

We have three subsidiaries:

o     Bingo.com (Canada) Enterprises Inc., a British Columbia corporation;

o Bingo.com (Antigua), Inc., an Antigua International Business Corporation (inactive); and

o     Bingo.com (Wyoming), Inc., a Wyoming corporation (inactive).

Our corporate structure is as follows:

                                                  --------------------
                                                     Bingo.Com, Inc.
                                                  Florida Corporation
                                                      OTCBB (BIGR)
                                                  --------------------
                                                           |
                 ------------------------------------------|------------------------------------------
                 |                                         |                                          |
-----------------------------------     ------------------------------------------    ------------------------
Bingo.com (Canada) Enterprises Inc.              Bingo.com (Antigua), Inc.            Bingo.com (Wyoming), Inc.
  British Columbia Corporation          Antigua International Business Corporation      Wyoming Corporation
        Wholly owned                                  Wholly owned                          Wholly owned
-----------------------------------     ------------------------------------------    ------------------------

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

On July 17, 1998, we filed our Articles of Amendment and increased our authorized share capital to 50,000,000 common shares with a $0.001 par value per share. We also authorized a forward stock split by way of a stock dividend to increase the number of then issued and outstanding shares on a 200 shares for 1 share basis.

In January 1999, our management changed, and we began to implement our strategy to become a leading online provider of Bingo based games and entertainment. On January 13, 1999, we filed our Articles of Amendment to amend our Articles of Incorporation and change our name to "Bingo.com, Inc.," effective January 22, 1999.

We organized Bingo.com (Canada) in February 1999 and Bingo.com (Antigua) in April 1999 to facilitate the implementation of our then business plan. We organized Bingo.com (Wyoming) on July 14, 1999, to restructure our corporate organization because Florida law would not allow us to continue to a jurisdiction outside the United States. We have subsequently redeveloped our business strategy into a plan that does not include continuing operations in Antigua; therefore, we do not need to proceed with the reorganization into Bingo.com (Wyoming).

In March, 2000, Bingo.com, Inc. relocated its principal executive offices to Los Angeles, California to facilitate implementation of the business plan.

Bingo.com (Canada), Bingo.com (Antigua) and Bingo.com (Wyoming) remain as subsidiaries.

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

The Business of Bingo.com

Overview

The Company intends to become the leading online provider of Bingo based games and entertainment. The Company intends to leverage the worldwide popularity of Bingo with the exponential growth of the Internet to become the premier online Bingo site.

We are in the business of developing and operating an entertainment and service based website designed to provide a variety of free games and other forms of entertainment, initially focused on the game bingo and including chat, sweepstakes, and more. We are attempting to create a value-based website and on-line services, planned to include an extensive database of registered players and their buying preferences.

Our primary objective is to provide Internet users a web-site offering a variety of bingo based games and entertainment. In August 1999, the Board prohibited operations in jurisdictions with laws prohibiting on-line gaming. In August 1999, the Company revised its business plan and focused on developing a prize-based, play-for-free games emphasizing entertainment. In December 1999, the Company launched its first play-for-free game and revamped website.

During the quarter ended September 30, 2000, 3.3 million player sessions were offered to the Company's registered players and the average visitor session length grew to an average of approximately 65 minutes, compared to 50 minutes in the first quarter and to 62 minutes in the second quarter. The Company was rated the stickiest site on the Web.

Although games are free to play, players are required to register with Bingo.com to receive prizes and to access certain premium features on the site. All registration information is stored in online databases and the Company will use that data to select which advertisements are displayed to each user. This will allow advertisers to target their messages to their selected subset of Bingo.com's audience.

We intend to continue to build awareness of, and drive traffic to, Bingo.com through a marketing program consisting of various elements such as strategic alliances and on-line and off-line advertising. The Company has signed several license agreements with partners who will co-brand versions of Bingo.com games on their sites. The Company will continue to pursue a co-branding strategy as part of its overall plans. In addition, the Company will continue to establish promotional agreements with prominent web-sites and media content providers that have reciprocal links to Bingo.com, or to display advertising.

We have built multiple revenue streams. We believe there is value in the ability to direct the traffic of our membership base and their buying power, and intend to pursue affinity arrangements with merchant partners. We will continue to sell advertising space on the Bingo.com web site.

The Company's web site has been rated one of the "stickiest" if not the "stickiest site on the web" numerous times by some of the most reputable data ratings services such as Media Metrix and Nielsen's Net Ratings. Our quarterly revenues have increased and we also have a steady increase in our website traffic and registered users. Bingo.com was voted the number one Bingo site by Reader's Choice Polls in 2000.

We believe that our growing user base and stickiness will provide advertisers with an attractive platform to reach their target audience. Because we can continue to attract a large, diversified user base and can segment it based upon information we collect, such as geography, age, gender and income levels, we believe we will be able to further target advertisements to particular demographic profiles specified by our advertisers.

The Company is managed by its own management team and operates principally from Los Angeles, California. There have been no significant changes to senior management during the most recently completed fiscal year. The Company continues to draw upon programming and technical resources in Vancouver, B.C. through consulting agreements with specific individuals.

The entertainment aspect of Bingo.com does not include adult content.

The Industry

The Internet:

Initially envisioned as a common information space in which we communicate by sharing information, the World Wide Web has developed into a gateway to multimedia experiences and has created whole new forms of entertainment, information delivery and business opportunities. The Internet is a mass communications and commerce medium that millions of people worldwide use to share information, communicate and conduct business electronically. International Data Corporation, or IDC, a market research firm, estimates that the number of Internet users worldwide will grow from 142 million in 1998 to more than 500 million by the end of 2003. The relatively lower costs of publishing content on the Internet and the availability of powerful new tools for the development and distribution of content have led to the rapid growth of the internet.

Conducting business on the Internet:

Electronic commerce is an area of growth and opportunity as more people recognize and utilize the Internet as a vehicle through which to buy and sell goods and services.

The continuing use of the Internet for commercial purposes also represents a significant opportunity to sell goods and services over the Internet. With more than 500 million-web users expected world wide by the end of 2003, 183 million of them are predicted to generate over $1.3 trillion in purchases on the web, according to International Data Corporation. As electronic commerce grows, companies are expected to increasingly use the Internet to reach their customers.

The Internet can reduce costs and level the playing field for small and large businesses, allowing them to extend their reach globally. As well, the availability of sophisticated Internet and Web technology, improved security mechanisms, and the increasing acceptance of the new communications medium are fuelling the use of e-commerce by businesses and consumers. We believe that consumers' trust in the Internet will increase as the number of successfully completed transactions increases. Consumers' attitudes are rapidly changing and they are rapidly gaining confidence with transacting business over the Internet.

We believe that the way in which products and services will be directly or indirectly sold in the future will increasingly have a significant and growing Internet component. Leading businesses throughout the world are developing their Web strategies to take advantage of this shift in the way consumers will receive product and service related information and purchase goods and services. Web traffic can be directed based on preferences indicated and historical transactions enacted. Revenue generation models can be built and easily measured based on traffic sources, volumes and purchase amounts.

We believe that the Company's focus on entertainment content will attract visitors with demographic consumer profiles that will appeal to advertisers. As a result, we believe that the Company will be able to sell all types of advertising and enter into promotional joint ventures with a broad spectrum of businesses.

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

We believe that a significant percentage of businesses' advertising budgets will be allocated to funding a comprehensive Web strategy. We believe advertisers are and will increasingly be advertising on web-sites with a volume of users matching the demographic profile of the advertiser's target consumer.

The key is the ability of marketers to measure the Web audience on a competitive basis with other media such as broadcasting, cable or print. We believe that measurement criteria focusing on players' interests, page views and duration is roughly comparable to conventional advertising measurement criteria such as frequency and reach. Our large and growing base of registered players, the demonstrated stickiness of our site along with demographic segmentation and analysis present an advantage in selling to targeted advertisers.

The unique interactive nature of the Internet allows advertisers to:

o     reach broad global audiences from anywhere in the world;

o gather demographic information and target their messages to specific groups of consumers;

o change their advertisements frequently in response to market factors, current events and consumer feedback; and

o     more accurately track the effectiveness of their advertising messages.

We intend to demonstrate that an integral component of the Bingo.com site will be our ability to analyze the statistical basis of our user base profiles. We collect certain demographic information (age, income, household size, occupational class, etc.), which will allow advertisers to target their marketing efforts to certain user profiles. The web site also tracks a number of monthly, daily and hourly statistical criteria, including user type (.net - network, .gov - government, .com - commercial, .edu - educational, etc.), duration on line, page views, geographic location (.ca - Canada, .fr - France,
 .uk - United Kingdom, etc.) and download file size. We intend to use this information to sell an advertising rate structure used by Bingo.com, Inc. and to market our web-site to advertisers. We believe that advertisers evaluate portals and web-sites in advertising buying decisions based on statistical criteria such as number of visitors, length of visits, page views and files downloaded. We believe that the anticipated growth in registered player base and reported stickiness of the site will make the website very attractive to potential advertisers.

The Niche

The Company is continuing to position itself to become a leading entertainment site through the incorporation of Bingo and technology, to create a fun and exciting daily user experience centered around Bingo and Bingo-based games. We believe the size of the worldwide community familiar with Bingo, the domain name Bingo.com, and the attractive nature of the Company's product offering provides an opportunity to build a large loyal base of daily visitors.

Bingo is reported to be the most socially acceptable form of gaming in the world, with a 79% acceptability rate from the general public. Research indicates that, in North America, on a per visit basis, Bingo is more popular than all Hollywood movies, rock concerts, professional sports and casinos combined. A Federal Study suggests that nearly 70% of Bingo players are between the ages of 18 and 44, and the Baby Boomers are playing Bingo more than ever. This is the generation that is considered to have the most disposable income and the highest ability to access the Internet. We believe that Bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience. There is appeal in providing players with an opportunity to win prizes while allowing them to access entertaining content according to their own schedule from their own location. Bingo.com intends to lead the way using the popularity of Bingo games, the accessibility of the Internet and the rate of growth for entertainment based game sites.

We believe our future success will be dependent on a number of factors. These include focus on online Bingo games and online entertainment, and the development of a personalized community atmosphere, which will enable the site to enjoy lengthy visits. We believe the nature of the Company's content and our player base will allow the Company to establish a large detailed database of registered players, which is a distinguishing factor to attracting online advertisers.

The Company intends to promote the Bingo.com brand name by establishing a large syndication network and by building alliances with prominent companies, both online and off.

Business Strategy

Our objective is to become the premier online destination for web based Bingo entertainment and a leading entertainment destination on the Internet. The Company is pursuing this objective through the following strategies:

Continue to enhance content:

The Company is recognized as one of the premier on-line destinations for web-based bingo entertainment and a leading entertainment destination on the Internet. During the third quarter of the 2000 fiscal year, 3.3 million player sessions were offered to the Company's registered players. During the quarter ended September 30, 2000, the average visitor session length grew to an average of approximately 65 minutes compared to 50 minutes in the first quarter and to 62 minutes in the second quarter. The Company was rated the stickiest site on the Web by some of the most reputable data ratings services including Media Metrix and Nielsen's Net Ratings.

Registered players are provided with a variety of free games and other forms of entertainment such as chat, sweepstakes, and more. The free Bingo games can be played for points, which are redeemable for prizes. The first games on the site included the International Bingo, "Astrology Bingo", "Groovy Bingo", and "Hollywood Bingo". We are able to create low-cost content through creative face-changes of the standard bingo games. These `faces' can reflect themes, corporate interests or other targeted messages. The games are being developed to maximize the value of the detailed data gathered from players. In addition, we have entered into agreements with other parties to provide a combination of entertainment and community information at a reasonable cost, and expects to build relationships and enter into agreements with other content providers in the future.

Build multiple revenue streams:

We have built multiple revenue streams by leveraging off the value of the ability to direct the growing player database and their buying power to merchant partners, we intend to pursue affinity program strategies.

We also intend to pursue a strategy to grow revenue generating opportunities through affiliations and potential associations with national merchant websites and other demographically similar businesses of all types.

Revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements.

Expand registered user database:

We have demonstrated the ability to attract and keep a larger demographic population. It is our intention to continue the growth of our database through expansion of our co-branding strategy and through strategic partnerships with affinity groups and penetration of traditional bingo venues by use of targeted promotions with suppliers of goods and services to such venues.

Entertainment and game sites have become increasingly popular and are showing strong growth rates. The Company's web-site traffic reports indicate that an average of 1500 new players a day are registering with Bingo.com. There has been in excess of 45,000 unique visitors per day, 8 million hits per day, and an average visitor session length of more than 65 minutes. The Company is becoming the premier on-line destination for web-based bingo entertainment and a leading entertainment destination on the Internet.

Leverage licensed users and alliances:

We have demonstrated that the variety of games and entertainment available on the website will encourage many visitors to come, stay, play and revisit often. Game winners at Bingo.com win BingoBucks, which are redeemable for prizes through associations with other web-sites and merchants. In the process of providing a one-stop entertainment arena for Bingo lovers, we are creating a value based web-site which is backed by an extensive database of registered players and their buying preferences. We believe the value of this demographic data has enabled Bingo.com to generate premium CPM and CPC rates. We believe we can leverage that detailed information to build relationships and alliances with other websites and merchants, meanwhile also offering Bingo Bucks winners a wide variety of options for spending their winnings.

Extend and enhance the value of the brand name:

We believe that establishing a readily recognizable brand name is critical to attracting a larger player base and deriving additional advertising revenues. We believe that Bingo.com has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. We intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make Bingo.com the leading entertainment destination on the Internet.

Marketing Strategy

Our goal is for Bingo.com to become the most recognized Bingo and entertainment destination site on the Internet. We intend to build an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate advertising revenues and e-commerce sales for the Company. We plan to expand beyond traditional on-line and off-line media methods, targeting advertising towards specific demographic audiences as determined by the detailed database of registered players, as well as the Bingo community of today.

We have entered into promotional partnerships giving Bingo.com a strategic position on some strategic real estate on the Internet. Advertising will be focussed on promoting Bingo.com within the North American and in targeted international markets through strategic partnerships, co-branding and other promotional activities with a variety of companies. This strategy is intended to further develop the growing database of registered players.

Business Development Costs

The original business plan included Bingo.com (Canada) developing and operating the website; however, we intend for the Company to directly incur any further development costs and maintain operations of the web-site.

Employees

As of December 31, 2000, Bingo.com, Inc had eleven full-time employees and two part-time employees located in our principal executive offices at 4223 Glencoe Avenue, Suite C200, Marina del Rey, California. From time to time, the Company retains consultants and consulting firms to provide special expertise in developing marketing, software and telecommunications technologies.

Competition

The Company will face competition primarily from other companies that target the entertainment segment of the market. Lycos, through Gamesville, and Flipside, are large online entertainment destinations, offering game shows and other interactive experiences to users. We will continue to compete with these two large sites as well as many other smaller offerings.

The convergence of multimedia communications (voice, data, video, Internet) and the constantly increasing capability of technologies to deliver these media will permit increasing interactivity and allow for more media rich content to be delivered over the Web. We intend to differentiate the Company from our competitors by focusing primarily on Bingo related content. Our statistics indicate that the length of time visitors spend on the web site exceeds that of most of our competitors.

Trademarks and Intellectual Property Protection

In keeping with our strategy to build value through our registered user data base, we filed a provisional patent application with the U.S. Patent and Trademark Office during the second quarter of the fiscal year 2000, entitled "Method and Apparatus for Directing Interleaved Messages in a Network Based Interactive Application", a software application program. Subsequent to December 31, 2000 we determined that it was no longer necessary and the provisional patent was allowed to expire.

Bingo.com, Inc. will continue to consider the need to apply for trademark registration and protection for its logo and various phrases in Canada and the United States. At this time Bingo.com, Inc. has not submitted any applications for trademark registration. In the event that Bingo.com, Inc. determines that it has created an asset whose value can be protected, it will attempt to protect its proprietary asset by applying for patents, copyrights or trademarks. In addition, Bingo.com, Inc. intends to rely on trade secret laws and non-disclosure and confidentiality agreements with its employees and consultants, who have access to its proprietary technology, to protect its technologies.

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

Bingo.com (Antigua) - Licensing

On April 16, 1999, Bingo.com (Antigua) was granted a license to operate an offshore virtual casino wagering business, effective April 30, 1999. The license was granted under the authority and jurisdiction of the Antigua and Barbuda Free Trade and Processing Zone in accordance with Statutory Instruments 1997 No. 20-Virtual Casino Wagering and Sports Book Wagering Regulations, made by the Minister under Section 27 of the Free Trade and Processing Zone Act No. 12 of 1994. Bingo.com (Antigua) paid a license fee of $100,000 to the Barbuda Free Trade and Processing Zone on April 16, 1999 and began to offer a live version of the Bingo.com bingo game on July 28, 1999. We wrote off the cost of the license in 1999 and allowed it to expire in April of 2000.

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

Bingo.com, Inc. does not want to expose its shareholders to such risks, nor limit opportunities for strategic partnerships or financial alliances. We believe that discontinuing Antigua operations will better serve the interests of the shareholders and the parent company, Bingo.com, Inc.

Bingo.com (Antigua) Business Development and Windup Costs

As of December 31, 2000, we have recorded a loss from discontinued operations of approximately $46,000 related to discontinuing our Antigua based gaming operation, compared to the loss of $554,000 recorded in 1999, at which time a reserve of $60,000 was recorded.

DEVELOPMENT OF THE BUSINESS OF BINGO.COM INC., BINGO.COM (CANADA), BINGO.COM (ANTIGUA)

Since January 2000, we have taken the following steps to implement our business plans:

o     Launched the new Bingo.com web-site with Play-4-Free bingo games;

o Entered into agreements and affiliate relationships to promote Bingo.com, generate traffic to the site, and increase the registered user database;

o     Relocated the principal executive offices to Los Angeles, California;

o     Implemented internal financial controls;

o     Built multiple revenue streams;

o     Entered into revenue generating co-brand agreements with other websites;

o Entered into agreement with Cox Interactive Sales to manages the sale of advertising space on Bingo.com;

o Terminated the agreement with Cox Interactive Sales, effective subsequent to December 31, 2000, in order to bring the sales process in-house;.

o Initiated the process to bring the majority of the sales efforts in-house and hire our own dedicated sales force;

o     Taken steps to revise and reduce operating requirements;

o     Secured additional financing for $1,250,000.

No matters were submitted to shareholders during the fiscal quarter ended December 31, 2000.

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

General

We have a Limited Operating History and a History of Losses, Which Makes Our Ability to Continue as a Going Concern Questionable

As noted in the audit report for the fiscal year ended dated December 31, 2000, our operations and the operation of our subsidiaries are subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business. We have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. Through December 31, 2000, we incurred cumulative net losses of $6,250,335. The delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products and technologies should be considered when evaluating us as a company. We do not believe that revenues generated will be sufficient to entirely support our operations in fiscal 2001 due to a number of factors including, among others:

o the cost of promoting and marketing our web-site and the Bingo.com bingo game;

o the demand for our banner advertising and decrease in the advertising rates until we can establish our brand name and verify traffic on our web-site;

o the start-up cost associated with developing our software and technologies, installing equipment and expanding our facilities; the increasing but yet nominal gaming revenues from the sale of advertising space until we can establish our brand name and verify traffic to our web-site;

o the costs associated with hiring and maintaining in our employ, experienced management and staff for our operations.

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

Because we have only begun operations in the past year, it is difficult to fully evaluate our business and our prospects. We cannot assure you that we will attract users, advertisers, consumers or network affiliates, or generate significant revenues or operating margins in the future.

As of December 31, 2000, we had approximately $174,000 in cash and cash equivalents. We believe that we will have sufficient funds to conduct our operations into the first quarter of 2001. We cannot assure you that we will be able to obtain adequate financing to support our operations for the duration of 2001.

If Our Key Personnel Leave Bingo.com, Our Ability to Succeed will be Adversely Affected

The future success of the Company and its subsidiaries will depend on certain key management, marketing, sales and technical personnel. We rely upon consultants and advisors who are not employees. The loss of key personnel could have an adverse effect on our operations. We do not maintain key-man life insurance on any of our key personnel, and our subsidiaries do not insure their key personnel. We plan to hire additional key employees in 2001. Competition for qualified employees is intense, and an inability to attract, retain and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. Our ability to retain existing personnel and attract new personnel may also be adversely affected by their individual financial situations. We cannot assure you that our subsidiaries will be able to retain their existing personnel or attract additional, qualified persons when required and on acceptable terms.

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

As of December 31, 2000, we had outstanding warrants to purchase an aggregate of 416,668 shares of common stock. We have also reserved up to an additional 1,895,000 shares of common stock for issuance upon exercise of options under a stock option plan. We have agreed to grant options to acquire a total of 1,525,000 of our common shares to certain of our officers, directors and consultants once we have approved and adopted our plan, and we granted Shane Murphy, our President, options to acquire 1,100,000 shares of our common stock. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favourable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favourable terms may be adversely affected.

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

We and our service providers may experience periodic systems interruptions and infrastructure failures, which we believe will cause customer dissatisfaction and may adversely affect our results of operations. Limitations of technology infrastructure may prevent us from maximizing our business opportunities.

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

We Do Not Intend to Declare Dividends, Which May Affect the Value of Your Shares

We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

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

Risks Associated with the Bingo.com, Inc. Web-Site

The Results of Operations for the Bingo.com, Inc. Web-site Will Vary Depending on a Number of Factors, Which May Adversely Affect Our Business

We anticipate the operating results of the Company's website will vary widely depending on a number of factors, some that are beyond our control. These factors are likely to include:

o demand for our on-line services by registered users, advertisers and consumers, including the number of searches performed by registered users, consumers and the rate at which they click-through to paid search listing advertisements;

o prices paid by advertisers using the Bingo.com, Inc. service, which fluctuate with the changing market

o costs of attracting consumers to our website, including costs of receiving exposure on third-party web-sites and advertising costs;

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

We plan to significantly increase our operating expenses to expand our marketing and sales operations related to Bingo.com, Inc., expand customer support capabilities and continue to fund the development of the Bingo.com, Inc. web-site. We have based our current and future expense levels on the operating plans and estimates of future revenue for Bingo.com, Inc. We anticipate that the expenses related to Bingo.com, Inc. may increase. The revenue and operating results for Bingo.com, Inc. are difficult to forecast. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand to the extent it exceeds our expectations.

The Internet as a Medium for Commerce Is a Recent Phenomenon

Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, the number of registered users of our site would be lower than expected and our business would be harmed.

If Bingo.Com, Inc.'s Web-Site is Unable to Achieve and Maintain a Critical Mass of Registered Users, Advertisers and Consumers, Bingo.Com, Inc. May Be Unable to Sell Advertising or to Generate Revenues

The success of our web-site may be dependent upon achieving significant market acceptance of our site by registered users, advertisers and consumers. Internet advertising in general is at an early stage of development and most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our search service in particular will be introduced in the future, and we cannot predict the level of its acceptance as an advertising medium. Our competitors and potential competitors may offer more cost-effective advertising solutions, which could damage our business. In addition, our website may not achieve significant acceptance by registered users and consumers. Failure to achieve and maintain a critical mass of registered users; advertisers and consumers would seriously harm our business.

If We Are Unable to Develop On-line Marketing Partner and Relationships with a Network of Affiliates, Our Web-Site May Never Achieve Market Acceptance or Generate Any Significant Advertising Revenues

We anticipate that our web-site may depend on traffic from a limited number of third-party web-sites. We anticipate we will obtain traffic from these sources pursuant to short-term agreements. We currently have no assurance that they will be successful in obtaining any of these agreements on commercially acceptable terms.

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

Item 2. Properties.

The Company occupies, or has lease obligations as set forth below.

We subleased our previous executive offices located at 702-543 Granville Street, Vancouver, British Columbia effective May 1, 2000. The monthly rent payments under the lease are approximately $2,380 and the Company's proportionate share of operating costs and property taxes approximate $2,100 per month, both in Canadian currency. The lease expires on April 30, 2002. The sublease runs for the remainder of the term. Payments required under the sublease are sufficient to satisfy the remaining obligation.

We are renting our current executive offices at 4223 Glencoe Avenue, Suite C200, Marina del Rey, California on a month-to-month basis. Base rent payments are $6,341 per month. We expect to make this location, or a similar leased space, the principal offices of the company. Other than described above, neither we nor any of our subsidiaries presently own or lease any other property or real estate.

The Company is in the business of developing and operating an entertainment and service based website designed to provide a variety of free games and other forms of entertainment as described in Item 1. Accordingly, the Company has no particular policy regarding each of the following types of investments:

1.    Investments in real estate or interests in real estate;

2.    Investments in real estate mortgages; or

3. Securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not currently a party to any legal proceeding, and was not a party to any legal proceeding during the fiscal year ended December 31, 2000. Management of the Company is currently not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to shareholders during the fiscal quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our Common Stock is currently quoted on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol "BIGR".

On March 19, 1997, the Company's common stock was approved for trading on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol PGLB.

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

OTCBB

--------------------------------------------------------------------------------

2000                  High            Low               Volume
--------------------------------------------------------------------------------

Fourth Quarter        1.438           .219              1,957,200
--------------------------------------------------------------------------------

Third quarter         1.734           .531              1,842,100
--------------------------------------------------------------------------------

Second Quarter        1.750           .688              1,708,000
--------------------------------------------------------------------------------

First quarter         2.688           1.250             2,708,200
--------------------------------------------------------------------------------

1999                  High            Low               Volume
--------------------------------------------------------------------------------

Fourth Quarter        4.250           1.000             4,035,400
--------------------------------------------------------------------------------

Third quarter         6.563           2.250             518,900
--------------------------------------------------------------------------------

Second Quarter        13.625          3.250             12,434,200
--------------------------------------------------------------------------------

First quarter         8.750           1.875             6,404,500
--------------------------------------------------------------------------------

On March 30, 2001, the last reported sales price of our common stock, as reported by the OTCBB was $.125. We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors

The price for the Company's common stock on the OTCBB on December 29, 2000 was $0.41 (High) and $0.30 (Low), and the close price was $.33. The price for the Company's common stock on the OTCBB on May 7, 2001, was $0.160 (High) and $0.130
(Low), and the close price was $0.130.

Other than described above, the Company's shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.

As of December 31, 2000, the Company had approximately 118 shareholders of record (including nominees and brokers holding street accounts) of the Company's shares of common stock.

Dividends

To date, the Company has not paid any dividends on its outstanding shares of common stock and does not anticipate paying dividends in the near future. The Company expects to retain its earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. All of the shares of the Company's common stock are entitled to an equal share in any dividends declared and paid.

Item 6. Selected Financial Data.

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

Bingo.com, Inc

                                     2000          1999          1998        1997         1996
                                     ----          ----          ----        ----         ----
Revenues                         $ 1,119,864  $        --    $      --    $     --      $     --
                                                                                --            --
General and administrative                                                      --            --
 Expenses                          1,979,662    1,581,959        1,904          --            --
Marketing and advertising            735,659      490,234           --          --            --
Software development and                                                        --            --
 royalties                                --      358,241           --          --            --
Interest income                       29,101      125,901          100          --            --
Income (loss) from continuing                                                   --            --
 operations                      (3,325,872)  (2,480,434)      (1,804)          --            --
Income (loss) from discontinued                                                 --            --
 operations                           45,899    (494,107)           --          --            --
Net (loss)                       (3,334,891)  (2,908,640)       (1,804)

Net loss per share                      0.33         0.31           --          --            --

Working capital (deficiency)       (428,256)    3,251,649      (1,804)          --            --

Total assets                       2,715,258    4,990,371      157,600          --            --

Total liabilities                  1,331,237      325,643      159,404          --            --

Shareholders' equity               1,384,021    4,664,728      (1,804)          --            --

Long-term obligations                377,136         9,494          --          --            --

Cash dividends                            --           --           --          --            --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Annual Report.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

The year ended December 31, 2000 was our first year of generating operating revenues.

Initially, our strategy was to develop an online gaming operation with an initial focus on bingo. Due to adverse changes in North American gaming laws, in August, 1999 our board, in the best interests of protecting our shareholders, decided to prohibit gaming in jurisdictions with laws that prohibit online gaming. From August, 1999 to December 31, 1999, we revised our business plan and focused on the alternative of developing our prize based, play for free games with an emphasis on entertainment. In December of 1999, we launched a beta version of our first play for free game and our revamped website. In 2000, our board announced the discontinuance of our Antigua based gaming operation and we applied all of its resources to our revised business plan. In 1999, we had just begun active business operations, but as we were still in the development stage, no revenues were yet being generated. As a result, this should be kept in mind when making any direct comparisons to the operating results of the year ended December 31, 2000.

Total assets decreased to $2,715,258 as of December 31, 2000 compared to $4,990,371 at the beginning of the fiscal year. The primary reason for this decrease was the development of the operations and launching of the website without any additional financings during the year. No funds were raised through the issuance of common stock in 2000. In 2000, we invested $544,593 in office and computer equipment, including software development equipment, compared to $281,395 in 1999. Of the 2000 amount, $424,997 of capital equipment was purchased through long term capital leases over terms of 24 to 60 months. We also acquired the Bingo.com domain name during 1999 for $200,000 in cash and 500,000 shares of our common stock, which was valued at $2.00 per share. Our cash position decreased by $3,206,528 and our working capital position decreased to a deficit of $428,256 from $3,251,649.

Of the $3,325,872 of total expenses for continuing operations for the year ended December 31, 2000, $1,979,662 was for general and administrative expenses associated with the start up and refinement of our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees for preparation and review of our registration statement, insurance and other general corporate and office expenses. The balance of expenses was $64,500 for stock based compensation costs for our executive and corporate staff, and $246,268 for amortization of capital assets and the value of the domain name.

Sales and marketing expenses were $735,659 for the year ended December 31, 2000 and were $490,234 for the year ended December 31,1999. We spent $44,558 in 2000 and $125,265 on initial awareness advertising and for banner advertising for our gaming site. The balance of marketing and advertising expenses consists of payroll and consultant's costs, travel and office costs.

We expect continued losses in the near future as we continue to build our operations. A loss of $45,899 was recorded for discontinued operations in 2000, whereas our loss for the twelve months ended December 31, 1999 from our discontinued operation based in Antigua was $494,107.

We had a net loss of $3,334,891, or $.33 per share for the year ended December 31, 2000, compared to $2,908,640 or $.31 per share for the year ended December 31, 1999. 2000 included net interest income of $29,101 and 1999 included net interest income of $125,901 earned on our surplus cash balances. We expect similar losses in the foreseeable future as we continue to expand and develop our website and the technologies related to new games.

Revenue generation and operating income are dependent upon the utilization of significant cash resources for advertising and promotion, new games, and our future successes at attracting prize sponsors and advertising customers.

Year Ended December 31, 1999 Compared to December 31, 1998

During the year ended December 31, 1998 we had no active business operations. As a result, we had no material transactions or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We raised an aggregate of $6,066,374 in capital, net of share issuance costs, through private placements during 1999 to finance our operations. We financed a portion of our capital equipment purchases with $424,997 of capital lease financing and repaid $160,489 under contractual terms. In the year ended December 31, 2000 we generated revenue of $1,119,864 from our first year of sales operations.

As at December 31, 2000, we had cash and cash equivalents of $174,463 versus $3,382,529 at the beginning of the year. Our working capital position at December 31, 2000 was a deficit of $3,428,256, compared to $3,251,649 December 31, 1999. In 2000, we used $2,655,050 for continuing operating activities and $307,488 for investing activities, compared to 1999 uses of $2,726,750 and $414,876, respectively.

In 2000 and 1999, our investing activities included $119,629 and $213,971, respectively, for the purchase of office, computer and software development equipment. We also invested $187,859 in 2000 and $200,905 in 1999 for our domain name purchase.

Subsequent to December 31, 2000, we negotiated a debt financing for $1,250,000. The initial installment was received in April of 2001, and the second installment in May of 2001. We expect that the proceeds received from this financing of $500,000 to date, in conjunction with the cash flow generated from operations, will be sufficient to maintain and grow our operations as intended.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements listed under the heading "Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Effective July 24, 2000, and as reported in the Company's Current Report on Form 8-K dated July 24, 2000, the board of directors approved the appointment of Grant Thornton LLP, Los Angeles, California, as our new independent accountants. As of July 24, 2000, the existing accountants, Davidson & Company, had not resigned, declined to stand for re-election or been dismissed. During our two
(2) most recent fiscal years and through the date of this report, (i) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, and
(ii) we did not and nobody on our behalf has consulted Grant Thornton LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

On August 17, 2000, we dismissed Davidson & Company as our principal accountants. Following August 17, 2000, Davidson & Company will continue to work with us on a project-by-project basis as the audit functions are transitioned to Grant Thornton LLP. Davidson & Company were dismissed in connection with the relocation of the Company's executive offices to Los Angeles, California. Davidson & Company's sole offices are located in Vancouver, British Columbia.

The report of Davidson & Company on our financial statements for either of the years ended December 31, 1999 or December 31, 1998 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding our ability to continue as a going concern.

The dismissal of Davidson & Company was effective as of August 17, 2000, was approved by our sole director, and was not due to any disagreement between us and Davidson & Company. During the two fiscal years prior to and preceding the dismissal of Davidson & Company, there were no disagreements with Davidson & Company on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Davidson & Company would have caused them to make reference thereto in their report on our financial statements for the period.

We have authorized Davidson & Company to respond fully to any subject matter with respect to our financial statements. We have not been advised by Davidson & Company of any of the following: (A) lack of internal controls necessary for us to develop reliable financial statements; (B) any information that has come to the attention of our independent accountants that has lead them to no longer rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management; (C) any need to expand significantly the scope of our independent accountants' audit or information that has come to their attention during the two fiscal years prior to and preceding the change in independent accountants that, if further investigated, would (i) materially impact the fairness or reliability of the previously issued independent accountants' report or the financial statements issued or covering such period or (ii) cause our independent accountants to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the dismissal of Davidson & Company or any other reason, our independent accountants did not so expand the scope of the audit or conduct such further investigation; or (D) any information that has come to the attention of our independent accountants that has lead them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two fiscal years prior to and preceding the change in our independent accountants (including information that, unless resolved, to the satisfaction of such independent accountant, would prevent it from rendering an unqualified audit report on those financial statements) and due to the dismissal of Davidson & Company or any other reason, any issue has not been resolved to such independent accountants satisfaction prior to the dismissal of Davidson & Company.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table lists the Company's directors and executive officers during fiscal year 2000:

------------------------------------------------- ------------------------------

Name                 Positions with the Company   Age    Office Held Since
------------------------------------------------- ------------------------------

Shane Murphy         Chairman of the Board,       40     July, 1999
                     Chief Executive Officer,
                     President, Treasurer and
                     Secretary
------------------------------------------------- ------------------------------

David Chalk          Director                     42     October, 2000
------------------------------------------------- ------------------------------

Steven Camps         Director                     41     October, 2000
------------------------------------------------- ------------------------------

James Beau Buck(1)   Senior Vice-President        45     April, 2000
------------------------------------------------- ------------------------------

(1)   Mr. Buck ceased to be an officer of the Company on April 2, 2001.

Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There is no family relationship between any of the officers and directors. Memberships on the Boards of other public companies are set out 3 above in the biographies of each of the nominee directors, and memberships on the Boards of other public companies for each of the executive officers who are not directors are set out below.

Resumes

Shane Murphy - Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary

Mr. Murphy, age 40, has served as the Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary of the Company since July 1, 1999. From June 1996 to June 1999, Mr. Murphy held the positions of Chief Executive Officer and President at Canadian Capital Management, a private company engaged in providing consulting services to the marketing industry. From 1986 to 1996, Mr. Murphy served as Chief Executive Officer and President of Ad Team Canada, a private marketing communications company that was liquidated in 1996.

David Chalk- Director

Mr. Chalk, age 42, has been a director of the Company since October, 2000. Mr. Chalk is the Chairman of Chalk Network Inc., a media production company controlled by Mr. Chalk, involved in the production of video vignettes to companies, video content to airlines and a 1/2 hour television program which provides information about computers and technology. Prior to 1996, Mr. Chalk was a principal of Doppler Computer Superstores, a computer retailer.

Steven Camps - Director

Mr. Camps, age 41, has been a director of the Company since October, 2000. Mr. Camps is the President of Contractors' Source. He has held prior positions as COO of Interplay Entertainment (1992 - 1998), CFO of CYP, Inc (1991 - 1992), and CFO of Pratt Industries (USA) (1987 - 1991).

James Beau Buck - Senior Vice-President

Mr. Buck, age 45, served as the Senior Vice-President of the Company from April 2000 to April 2001. Prior to April 2000 Mr. Buck was an executive producer for the Company since October, 1999. From 1995 to October 1999, Mr. Buck was an independent internet consultant providing internet, web and technical development services to many internet based companies including GeoCities.com (now Yahoo), PriceGrabber.Com and Jexp.com.

Mr. Buck holds a Bachelor of Arts degree from the University of Minnesota.

Appointment of Directors

The Board of Directors is elected by the shareholders at the Annual Meeting of shareholders, and pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the board of directors or the shareholders. The company currently has 3 directors. All directors review significant developments affecting the Company and act on matters requiring Board approval. Although the Board of Directors may delegate many matters to others, it reserves certain powers and functions to itself.

During the period covered by this report, none of the present or former directors or executive officers of the Company is or was a party to any arrangement or understanding with any other person pursuant to which he was elected as a director or officer.

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

Board and Committee Meetings

Board Committees

The Board of Directors does not have any committees.

Board of Directors Meetings

The Company's Board of Directors did not meet in person during the last fiscal year, but approved all actions required by unanimous consent.

Other Associations

During the past five years, the principals of the Company and its subsidiaries have not previously served as principals of other reporting issuers.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2000, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

The directors of the Company did not receive compensation for services on the Board of Directors for the fiscal year ended December 31, 2000. Members of the Board of Directors are reimbursed for their expenses incurred in connection with attendance at meetings of the Board of Directors in accordance with Company policy. Directors who are employees of the Company do not receive separate compensation for their services as a director.

Summary of Compensation

Set out below are particulars of compensation paid to the following persons (the "Named Executive Officers"):

(a) the person(s) serving as the Company's chief executive officer (the "CEO") during the last completed fiscal year;

(b) each of the Company's most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the last completed fiscal year; and

(c) up to two additional individuals for whom disclosure would have been made under (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

As at December 31, 2000, the end of the last completed quarter of the Company, the Company had two Named Executive Officers.

                           Summary Compensation Table

The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the Company's most highly compensated executive officers who served as such at the end of the last fiscal year (the "Named Executive Officers"). No executive officer had an annual salary and bonus in excess of $100,000 during such year.

--------------------------------------------------------------------------------
                                                                Long-Term
                           Annual Compensation                  Compensation
                                                                Awards
--------------------------------------------------------------------------------

                                                                Securities
                                                 Other Annual   Underlying
                                                 Compensation   Options/SARs
Name and                                         ------------   ------------
Principal Position  Year   Salary                ($)            (#) (1)
                    ----   ($)        Bonus ($)  ---            ---
--------------------------------------------------------------------------------

Shane Murphy(2)     2000   $250,099   Nil        Nil            500,000
President, Chief
Executive Officer   1999   $125,000   Nil        Nil            600,000
--------------------------------------------------------------------------------

James Beau Buck(3)  2000   $139,384   Nil        Nil            Nil

                    1999   $8,307     Nil        Nil            400,000
--------------------------------------------------------------------------------

(1) Represents options granted pursuant to the Company's Non-Qualified Stock Option Plan, adopted by the Directors of the Company effective September 1, 1999.

(2) Mr. Murphy commenced employment with the Company on July 1, 1999 and is employed through the Company's Canadian subsidiary. The dollar figures representing amounts paid to Mr. Murphy are denominated in Canadian dollars.

(3) Mr. Buck commenced employment with the Company in October 1999, and ceased to be an officer of the Company on April 2, 2001.

There were no stock options exercised by the Named Executive Officers during the last completed fiscal year.

--------------------------------------------------------------------------------

                                                             Value of Options at
                    Shares              Number of Options        Year End(1)
                   Acquired                at Year End          Exercisable /
                     on        Value       Exercisable /        Unexercisable
                   Exercise  Realized     Unexercisable
    Name
--------------------------------------------------------------------------------
Shane Murphy         Nil       Nil        820,831/279,169       $Nil(2)/Nil
--------------------------------------------------------------------------------
James Beau Buck      Nil       Nil          100,000 / 0         $Nil(2)/Nil
--------------------------------------------------------------------------------

(1) On December 29, 2000, the closing price of Common Stock on the OTC Bulletin Board was $0.33. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be in-the-money and are considered to have a value equal to the difference between this amount and the exercise price of the stock option multiplied by the number of shares covered by the stock option.

(2) These options were not in-the-money based on the December 29, 2000 closing price of $0.33 for the Company's Common Stock.

Long-Term Incentive Plans - Awards in Last Fiscal Year

The Company has no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to the Named Executive Officers during the Company's most recently completed fiscal year. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year, other than a plan for options, SARs (stock appreciation rights) or restricted share compensation.

No amounts have been set aside or accrued by the Company during fiscal 2000 to provide pension retirements or similar benefits for directors or executive officers of the Company pursuant to any plan provided for or contributed to by the Company.

The Company and Mr. Murphy entered into a three-year employment agreement commencing July 1, 1999, which is subject to an additional renewal for a one year -year period at the end of each term unless terminated by either party with at least three months' prior written notice. The employment agreement includes a covenant not to compete for a term of one year after termination of the officer's employment. The agreement provides that in the event that Mr. Murphy's employment is terminated by the Company without "cause" (as defined in the agreement), he would be entitled to a severance payment in an amount equal to six months' base salary. The agreement further provides that in the event that Mr. Murphy's employment is terminated by Mr. Murphy as a result of a "change of control" (as defined in the agreement), he would be entitled to a severance payment in an amount equal to two times annual salary in effect at that time.

Under the terms of the agreement, the Company granted Mr. Murphy options to acquire 600,000 shares of common stock at $4.75 per share vesting as to 300,000 shares pro rata monthly over 2 years and as to 300,000 based on the market price of the Company's common stock. The options were repriced on November 17, 1999 to an exercise price of $1.31 per share and the vesting was amended so that 100,000 shares were immediately vested and 25,000 shares vested on the first day of each month beginning on December 1, 1999. During the year ended December 31, 2000, the Company repriced the options granted to Mr. Murphy from $1.31 to $0.75. During the year ended December 31, 2000, the Company issued an additional 500,000 options to Mr. Murphy under the 1999 plan. These are options to purchase common stock in the Company at $0.44 per share.

Subsequent to December 31, 2000, and as reported by the Company on their Current Report on Form 8-K as filed with the Commission on May 3, 2001, the Company entered into a definitive financing arrangement with Redruth Ventures Inc. a British Virgin Islands corporation ("RRV") and Bingo, Inc an Anguillia corporation ("BI") (collectively the "Holders"). In consideration of the financing arrangement with RRV and BI, the Company amended the employment agreement with Mr. Murphy. The revised employment agreement provides for an indefinite term, and provides for the issuance of shares in the Common Stock of the Company to Mr. Murphy on the closing of the aforementioned financing arrangement. The shares issuable to Mr. Murphy will be subject to an escrow agreement and have not yet been issued.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2000, the outstanding Common Stock of the Company owned of record or beneficially by each Named Executive Officer and Director, and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock and the shareholdings of all Directors and Executive Officers as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from such date upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised. As of December 31, 2000, there were 10,088,608 shares of the Company's Common Stock issued and outstanding.

--------------------------------------------------------------------------------

Name                                               Shares Owned  Percentage of
                                                                  Shares Owned
--------------------------------------------------------------------------------
Shane Murphy (1)(2), President and member of the
Board of Directors                                  1,075,000        9.63%
--------------------------------------------------------------------------------
James Beau Buck (1)(3), Senior Vice President        350,000         3.35%
--------------------------------------------------------------------------------
David Chalk (1)(4), Member of the Board of
Directors                                             5,000          0.05%
--------------------------------------------------------------------------------
Steven C. Camps (1)(5), Member of the Board of
Directors                                             5,000          0.05%
--------------------------------------------------------------------------------
Michael Townsend (6)                                 765,000         7.58%
--------------------------------------------------------------------------------
ALL OFFICERS & DIRECTORS AS A GROUP (7)
(Five Individuals)                                  1,435,000        12.45%
--------------------------------------------------------------------------------

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1) These individuals are the Executive Officers and Directors of the Company and may be deemed to be "parents or founders" of the Company as that term is defined in the Rules and Regulations promulgated under the 1933 Act.

(2) Includes 1,075,000 options with exercise prices ranging from $0.44 to $0.75 per share (which options are exercisable presently or within 60 days).

(3) Includes 350,000 options with an exercise prices ranging from $0.75 to $3.00 per share (which options are exercisable presently or within 60 days).

(4) Includes 5,000 options with an exercise price of $0.65 per share (which options are exercisable presently or within 60 days).

(5) Includes 5,000 options with an exercise price of $0.65 per share (which options are exercisable presently or within 60 days).

(6) Mr. Townsend is a private investor. The information contained herein with respect to his holdings is derived from information received from the Company's Transfer Agent.

(7) Includes 1,435,000 options that are exercisable presently or within 60 days.

Item 13. Certain Relationships and Related Transactions.

In 1999, the Company provided an interest-free loan to the Company's Sole Officer and Director of $70,000 Canadian dollars ($48,212 US dollars), repayable over 12 months. As of December 31, 1999, $49,583 Canadian dollars ($34,336 US dollars) remained outstanding, in addition to $5,286 Canadian dollars ($3,640 US dollars) of other unsecured advances. The amounts were repaid during 2000.

In 2000, the Company provided another interest-free loan to the Company's Sole Officer and Director of $56,484 Canadian dollars ($37,686 US dollars), repayable over 12 months. As of December 31, 2000, $47,070 Canadian dollars ($31,405 US dollars) remained outstanding. The amount is included in the Company's accounts receivable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   (1)       Financial statements

            Report of Independent Auditor, Grant Thornton LLP, dated May 3,
            2001.

            Report of Independent Auditor, Davidson & Company, dated February 25, 2000.

            Balance sheet as of December 31, 2000 and December 31, 1999.

            Statement of Operation for the years ended December 31, 2000, December 31, 1999, and December 31, 1998.

            Statement of Stockholders' Equity for the years ended December 31, 2000, and December 31, 1999.

            Statement of Cash Flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998.

            Notes to Financial Statements

      (2)   Financial Statement Schedules

            Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)   Reports on Form 8-K

            On December 18, 2000, we filed a Form 8-K with the Securities and Exchange Commission to report that the Company had entered into a letter of intent with the Lottery Channel Inc. ("LCI") proposing the acquisition by the Company of LCI.

            On April 6, 2001, we filed a Form 8-K with the Securities and Exchange Commission to report that the proposed acquisition of LCI and the discussions related thereto had terminated.

(c)   Exhibits

Exhibit Number    Description

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

10.12*      Declaration of Trust made by Douglas Albert Lorne McLeod dated May
            1999.

10.13** Employment Agreement by and between Bingo.com, Inc. and Shane Murphy dated June 17, 1999, effective July 1, 1999.

10.14** Agent Agreement by and between Bingo.com, Inc. and Access World, Inc. dated April 6, 1999,

21.1**      List of Subsidiaries of Registrant

*Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

**Previously filed with the Registrant's amended registration statement on Form 10 on August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.
-------------------------------------------
(Registrant)


By: /s/ "Shane Murphy"
    ---------------------------------------
        Shane Murphy
        Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary

Date: May 18, 2001
     ---------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ "Shane Murphy"
    ---------------------------------------
        Shane Murphy
        Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary
        (Principal executive, financial and accounting officer)

Date: May 18, 2001
     ---------------

   Financial Statements and Report of
Independent Certified Public Accountants

            BINGO.COM, INC

        December 31, 2000 and 1999

                                C O N T E N T S

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            3

FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                            4

       CONSOLIDATED STATEMENTS OF OPERATIONS                                  5

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                         6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                  7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Bingo.com, Inc.

We have audited the accompanying consolidated balance sheet of Bingo.com, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bingo.com, Inc. as of December 31, 2000, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $6,250,335. Continued losses are projected for at least the next 8 months. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California
May 3, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bingo.com, Inc

We have audited the balance sheet of Bingo.com, Inc. as at December 31, 1999 and the statements of operations, stockholders equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the, responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in accordance with generally accepted accounting principles in the United States of America.

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

                                                            "Davidson & Company"
Vancouver, Canada Chartered Accountants                    Chartered Accountants

February 25, 2000

                                Bingo.com, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                             2000               1999
                                                                       -------------         ------------
                                     ASSETS

Current assets
   Cash and cash equivalents                                           $     174,463         $ 3,382,529
   Accounts receivable, net of allowance for doubtful accounts
      of $36,949 and nil in 2000 and 1999, respectively                      268,849              67,903
   Note receivable from officer                                               31,405              34,336
   Prepaid expenses                                                           51,128              83,030
                                                                       -------------         -----------
   Total current assets                                                      525,845           3,567,798
                                                                       -------------         -----------

Equipment
   Office and computer equipment                                             453,921             123,506
   Software development and website equipment                                318,308             157,889
   Less: accumulated depreciation                                           (265,332)            (59,727)
                                                                       -------------         -----------
                                                                             506,897             221,668
                                                                       -------------         -----------

Other assets                                                                  37,286                  --
Domain name rights, net                                                    1,645,230           1,200,905
                                                                       -------------         -----------
   Total assets                                                        $   2,715,258         $ 4,990,371
                                                                       =============         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities                            $     517,081         $   187,914
   Loan payable                                                                   --              53,912
   Reserve for discontinued operations                                            --              60,000
   Contract payable - current portion (Note 4)                               270,165                  --
   Capital leases - current portion                                          166,855              14,323
                                                                       -------------         -----------
   Total current liabilities                                                 954,101             316,149
                                                                       -------------         -----------

Contract payable, net of current portion (Note 4)                            276,476                  --
Capital leases, net of current portion                                       100,660               9,494
                                                                       -------------         -----------
                                                                           1,331,237             325,643
Commitments and contingencies                                                     --                  --

Stockholders' equity
   Common stock - $0.001 par value; authorized 50,000,000
      shares; issued and outstanding: 10,104,608 shares at
      December 31, 2000 and 9,916,668 at December 31, 1999                    10,105               9,917
   Additional paid-in-capital                                              7,629,900           7,574,366
   Accumulated deficit                                                    (6,250,335)         (2,915,444)
   Accumulated other comprehensive loss                                       (5,649)             (4,111)
                                                                       -------------         -----------
                                                                           1,384,021           4,664,728
                                                                       -------------         -----------
   Total liabilities and stockholders' equity                          $   2,715,258         $ 4,990,371
                                                                       =============         ===========

        The accompanying notes are an integral part of these statements.

                                Bingo.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 1999 and 1998

                                                     2000              1999            1998
                                                -------------     -------------   -------------

Revenues                                        $   1,119,864     $          --   $          --

Cost of revenues                                    1,419,647                --              --
                                                -------------     -------------   -------------

Gross profit                                         (299,783)               --              --

Operating Expenses
   Sales and marketing                                735,659           490,234              --
   General and administrative                       1,979,662         1,345,613           1,904
   Software and website development                        --           358,241              --
   Stock issued for services                           64,500           286,346              --
   Depreciation and amortization                      246,268                --              --
                                                -------------     -------------   -------------
      Total operating expenses                      3,026,089         2,480,434           1,904
                                                -------------     -------------   -------------

      Loss from continuing operations              (3,325,872)       (2,480,434)         (1,904)

Other income
   Net interest income                                 29,101           125,901             100
   Other                                                7,779                --              --
                                                -------------     -------------   -------------

      Loss before discontinued operations          (3,288,992)       (2,354,533)         (1,804)

Loss from discontinued operations, net of tax         (45,899)         (494,107)             --

Loss on disposition of discontinued
   operations                                             --            (60,000)             --
                                                -------------     -------------   -------------

      Net loss                                  $  (3,334,891)    $  (2,908,640)  $      (1,804)
                                                =============     =============   =============

Loss from continuing operations                 $       (0.33)    $       (0.25)  $          --

Loss from discontinued operations                          --             (0.05)             --

Loss on disposal of discontinued operations                --             (0.01)             --
                                                -------------     -------------   -------------

Basic and diluted loss per share                $       (0.33)    $       (0.31)  $       (0.01)
                                                =============     =============   =============

Weighted average basic and diluted shares          10,065,054         9,278,084       1,000,000
                                                =============     =============   =============

        The accompanying notes are an integral part of these statements.

                                Bingo.com, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999

                                             Common Stock       Additional    Cumulative                     Shares
                                      -----------------------     Paid in     Translation  Accumulated     Allocated
                                         Shares       Amount      Capital     Adjustment     Deficit       For Issue       Total
                                      -----------   ---------   -----------   ----------   ------------    ---------   ------------

Balance, January 1, 1998               1,000,000     $  1,000   $     4,000   $       --   $    (5,000)         --     $        --

   Net loss                                                                                     (1,804)                     (1,804)
                                      ----------    ---------   -----------   ----------   -----------     -------     -----------
Balance, December 31, 1998             1,000,000        1,000         4,000           --        (6,804)         --          (1,804)

   Sale of common stock for cash       8,416,668        8,417     6,057,957           --            --          --       6,066,374

   Acquisition of domain name rights     500,000          500       999,500           --            --          --       1,000,000

   Stock based compensation costs             --           --       286,346           --            --          --         286,346

   Shares allotted for issue                  --           --            --           --            --     226,563         226,563

   Net loss for the year                      --           --            --           --    (2,908,640)         --      (2,908,640)

   Accumulative comprehensive other
   income (loss)                              --           --            --       (4,111)           --          --          (4,111)
                                      ----------    ---------   -----------   ----------   -----------    --------     -----------
Balance, December 31, 1999             9,916,668        9,917     7,347,803       (4,111)   (2,915,444)    226,563       4,664,728

   Common Stock Issued for Services      189,000          189       290,874           --            --    (226,563)         64,500

   Repurchase of Common Stock             (1,060)          (1)       (8,777)          --            --          --          (8,778)

   Loss for the period                        --           --            --                 (3,334,891)         --      (3,334,891)

   Accumulative comprehensive other
       income (loss)                          --           --            --       (1,538)           --          --          (1,538)
                                      ----------    ---------   -----------   ----------   -----------    --------     -----------
Balance, December 31, 2000            10,104,608     $ 10,105   $ 7,629,900   $   (5,649)  $(6,250,335)   $     --     $ 1,384,021
                                      ==========    =========   ===========   ==========   ===========    ========     ===========

         The accompanying notes are an integral part of this statement.

                                Bingo.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                   2000               1999           1998
                                                              ------------       -------------   ------------
Cash flows from operating activities:
   Net loss                                                   $ (3,334,891)      $ (2,908,640)   $    (1,804)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Loss from discontinued operations                           45,899            554,107            --
        Disposal of property and equipment                             154                 --            --
        Depreciation and amortization                              536,419             59,727            --
        Provision for doubtful accounts                             36,949                 --            --
        Stock based compensation costs                              64,500            286,346            --
   Change in operating assets and liabilities:
        Accounts receivable                                       (234,964)          (102,239)           --
        Prepaid expenses and security deposits                      (5,384)           (83,030)           --
        Accounts payable and accrued liabilities                   236,268           (533,021)       159,404
                                                              ------------       ------------    -----------
   Cash (used in) provided by operating activities              (2,655,050)        (2,726,750)       157,600

Cash flows from investing activities:
   Acquisition of property and equipment                          (119,629)          (213,971)            --
   Payments on domain name contract payable                       (187,859)          (200,905)            --
                                                              ------------       ------------    -----------
   Cash used in investing activities                              (307,488)          (414,876)            --
                                                              ------------       ------------    -----------

Cash flows from financing activities:
   Capital lease repayments                                       (181,300)            23,817             --
   Proceeds from note payable                                           --             53,912
   Repayment of loan payable                                       (53,912)                --             --
   Proceeds from issuance of common stock, net                          --          6,066,374             --
   Repurchase of common stock                                       (8,778)                --             --
   Shares allocated for issue                                           --            226,563             --
                                                              ------------       ------------    -----------
   Cash (used in) provided by financing activities                (243,990)         6,370,666             --
                                                              ------------       ------------    -----------

Net (decrease) increase in cash and cash equivalents            (3,206,528)         3,229,040        157,600

Effect of exchange rates on cash and cash equivalents               (1,538)            (4,111)            --

Cash and cash equivalents at beginning of period                 3,382,529            157,600             --
                                                              ------------       ------------    -----------
Cash and cash equivalents at end of period                    $    174,463       $  3,382,529    $   157,600
                                                              ============       ============    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $     47,563       $     12,630    $        --
                                                              ============       ============    ===========
Non Cash Transactions
   Fixed assets acquired through capital lease                $    424,998       $         --    $        --
                                                              ============       ============    ===========
   Issuance of common stock for domain name rights            $         --       $  1,000,000    $        --
                                                              ============       ============    ===========
   Issuance of common stock for services rendered             $    226,563       $         --    $        --
                                                              ============       ============    ===========
   Acquisition of domain name                                 $    734,500       $         --    $        --
                                                              ============       ============    ===========


        The accompanying notes are an integral part of these statements.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
================================================================================

1.    HISTORY AND ORGANIZATION OF THE COMPANY

      The Company was organized on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. The Company provides online, play-for-free, bingo entertainment via the Internet and operates in one industry segment.

      On July 17, 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its authorized shares from 7,500 common shares to 50,000,000 common shares. The par value was changed from $1.00 to $0.001. In addition, the Company forward split its common stock 200:1, thus increasing the number of outstanding common shares from 5,000 shares to 1,000,000 shares. All common share and per share data have been retroactively adjusted to reflect the stock split.

2.    GOING CONCERN

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of May 1, 2001, the Company has utilized substantially all of its available funding.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include expense reductions in the areas of staffing, marketing and consulting. The Company is also in the process of attempting to secure additional capital through debt and equity transactions, which will be required in order to continue operations.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      These consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiaries, Bingo.com (Canada) Inc., Bingo.com (Antigua) Inc. and Bingo.com (Wyoming) Inc. (collectively, "the Company"). All inter-company balances and transactions have been eliminated in consolidation.

      BASIS OF PRESENTATION

      In the previous year, the financial statements reported the Company as a development stage enterprise. In the current year, the Company has begun generating revenues related to their primary business and is no longer presented as a Company in the development stage.

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

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

      REVENUE RECOGNITION - Continued

      The Company bartered portions of the unsold advertising impressions generated by its web sites, for advertising in media properties owned by third parties. The Company recorded revenues and costs for such barter transactions, with no net income or loss recognized. Barter revenue approximated $334,000 and nil for the years ended December 31, 2000 and 1999, respectively.

      The Company enters into co-branding contracts with its corporate customers. The contracts provide the customer with the ability to allow its registrants or visitors the opportunity to play Bingo for free on the customer's website. A monthly fee is charged per the contract and set-up fees are recognized as revenue when the set-up process has been completed.

      USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Accordingly, actual results could differ from those estimates.

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

      DOMAIN NAME

      The Company has capitalized the cost of the purchase of the domain name Bingo.com and is amortizing the cost over five years from the date of commencement of operations.

      CAPITAL ASSETS

      Capital assets are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for annually using accelerated methods over useful lives of three to five years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable.

      ADVERTISING COSTS

      The Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $44,558, $125,265 and nil, respectively.

      GAMING LICENSE

      The Company's gaming license represents an annual cost of securing and maintaining a license to operate online internet bingo in the Country of Antigua. The annual costs of the license of $100,000 were expensed as part of the loss from discontinued operations in 1999 as the Company is no longer operating the online internet bingo game in Antigua.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

      FOREIGN CURRENCY TRANSLATION

      The consolidated financial statements are presented in United States dollars. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Nonmonetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

      Financial statements of the Company's Canadian subsidiary, Bingo.com (Canada) Inc. are translated into US dollars using the exchange rate at the balance sheet date for assets and liabilities. The functional currency of Bingo.com (Canada) Inc. is the local currency, the Canadian dollar. Translation adjustments, if necessary, are recorded as a separate component of Stockholders' Equity and included in other comprehensive loss.

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

      INCOME TAXES

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

      NET LOSS PER COMMON SHARE

      Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of commons shares outstanding, for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Convertible securities and stock options and warrants are not included in the calculation of weighted average number of shares because the effect would be anti-dilutive.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

      WEBSITE DEVELOPMENT COSTS

      In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Site were recorded in accordance with EITF 00-2. All website development costs for periods subsequent to June 30, 2000 were expensed as operating costs. Development costs of approximately $158,000 were capitalized for the period ending December 31, 1999 and are being amortized on an accelerated depreciation method over a period of three years. No website development costs were capitalized for the period ending December 31, 2000.

      IMPAIRMENT OF LONG LIVED ASSETS

      The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

      COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income (loss) consists of net earnings (loss) for the current period and the net change in foreign currency translation.

      RECLASSIFICATIONS

      Certain amounts in the prior period financial statements have been reclassified to conform with the 2000 presentation.

4.    DOMAIN NAME RIGHTS AND CONTRACT PAYABLE

      The rights to use the domain name Bingo.com were acquired in January of 1999 for $200,000 cash and 500,000 common shares at a deemed price of $2.00 per share.

      In addition, the Company is required to make quarterly payments with a minimum guarantee of $1,100,000 for the purchase of the domain name. Commencing July 1, 1999, a payment of $50,000 was due 60 days after the end of each business quarter, for four consecutive quarters. On July 1, 2000, four more consecutive payments of $75,000 were due 60 days after the end of each business quarter. On July 1, 2001, four more consecutive payments of $100,000 are due 60 days after the end of each business quarter. Domain name rights have been capitalized by the Company based on the present value of the future minimum payments. The guarantee has been recorded in the financial statements as contract payable. Payments made relating to this contract totaled $187,859 as of December 31, 2000. As of December 31, 2000 and 1999, capitalized domain name rights totaled approximately $1,645,000 and $1,201,000, respectively, net of accumulated amortization of $290,000 and nil, respectively

5.    NOTE PAYABLE

      At December 31, 1999, a note payable of $50,000 was due to Lindlay Equity Fund, which bore interest at 12% per annum with no specific terms of repayment. Interest related to this note totaling $3,912 was accrued for the period ending December 31, 1999. This note was repaid in 2000.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

6.    CAPITAL LEASE OBLIGATIONS

      Future minimum lease payments under capital leases for software and website equipment as of December 31, are as follows:

                                                            2000         1999
                                                         -----------  ----------
             Year ending December 31,
             2000                                           $    --   $  15,419
             2001                                           183,201      10,220
             2002                                            92,174          --
             2003                                            16,275          --
                                                         ----------   ---------
             Net minimum lease payments                     291,650      25,639
             Less: amount representing interest             (24,135)     (1,822)
                                                         ----------   ---------

             Balance of obligation                          267,515      23,817
             Less: due within one year                     (166,855)    (14,323)
                                                         ----------   ---------

             Long-term obligations under capital leases    $100,660    $  9,494
                                                         ==========   =========

7.    STOCKHOLDERS' EQUITY

      In January 1999, the Company issued 7,500,000 shares under a private placement for $0.01 per share for total proceeds of $75,000.

      In February 1999, the Company issued 500,000 units through a private placement, each unit consisting of one common share and one share purchase warrant for $2.00 per unit for total proceeds of $1,000,000. Each share purchase warrant entitles the holder to acquire one additional common share at $2.00 per share and expired on February 11, 2000.

      In April 1999, the Company issued 416,668 units through a private placement, with each unit consisting of one share of common stock and one share common stock purchase warrant for $12.00 per unit for total proceeds of $4,991,374, net of expenses of $8,644. each purchase warrant share entitles the holder to acquire one additional common share at $12.00 per share and expired on April 22, 2000 and increased to $15.00 per share, which expired on April 22, 2001. The warrants were not assigned a value due to the difference between the market value of the Company's stock and the exercise price of the warrants.

      1999 Non-Qualified Stock Option Plan

      The Company granted 500,000 stock options under its 1999 Non-Qualified Stock Option Plan (the "1999 Plan) during December 2000 to the Company's Director, CEO and President. On June 29, 2000, the Company re-priced options to purchase 800,000 shares of the Company's common stock previously granted to the person serving as sole Director, CEO and President and the person serving as the Senior Vice President of the Company. At December 31, 2000, outstanding employee and director stock options granted under the 1999 Plan, with various vesting provisions, were as follows:

            Number of         Exercise
             Shares             Price                Expiration Date
          --------------  -------------------     ---------------------

               600,000          $0.75               July 1, 2004
               215,000           3.00               December 1, 2004
               200,000           0.75               December 1, 2004
                10,000           1.45               December 1, 2004
               500,000           0.44               December 13, 2005
          --------------
             1,525,000
          ==============

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

7.    STOCKHOLDERS' EQUITY - Continued

      These re-pricings have resulted in variable accounting, which required the computation and recording of no stock based compensation expense for the year ending December 31, 2000 because the fair market value of the stock as of December 31, 2000 was below the option exercise price. In accordance with the Financial & Accounting Standards Board (FASB) FIN 44, the expense related to these options was based on the difference between the market value of the stock and the option exercise price in this reporting period.

      2000 Stock Option Plan

      On September 1, 2000, subject to Shareholder approval, the Company granted incentive stock options to purchase 95,000 shares of the Company's common stock to nine full time employees and non-qualified stock options to purchase 61,000 shares of the Company's common stock to certain key consultants under the Company's 2000 Stock Option Plan (the "2000 Plan"). The options were granted at an exercise price of $.88 per share, which was equal to the fair market value of the Company's common stock on September 1, 2000, the date of grant. The options vest over various periods. As of September 30, 2000, 15,000 incentive stock options and 15,000 of non-qualified stock options, granted under the 2000 Plan, had vested. Additional options were granted during the quarter ended December 31, 2000. Vested stock options may not be exercised until the 2000 Plan is approved by a majority of the Company's Stockholders. The 2000 Stock Option Plan has not been ratified by the shareholders of the Company. In accordance with the provisions of FASB Interpretation 44, the measurement date for determining the compensation related to these options will be the date of ratification.

      Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in the previously issued standards. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost or deferred compensation for stock options issued to employees has been recognized for the year ended December 31, 2000 to the extent market value of the stock at the grant date exceeded the option price.

      As discussed above, the stock options approved by the Company's Board of Directors were not approved by the Company's shareholders. Therefore, for financial reporting purposes, there were no stock options outstanding as of December 31, 2000 for the 2000 Stock Option Plan. The following table summarizes information about stock option transactions for the year ended December 31, 2000 related to the 1999 Stock Option Plan.

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                        Shares          price
                                                      -----------    -----------

           Options outstanding at December 31, 1998           --       $  --

           Granted                                     1,025,000        3.72
           Exercised                                          --          --
           Canceled                                           --          --
                                                      ----------       -----

           Options outstanding at December 31, 1999    1,025,000        3.72

           Granted - including repriced shares         1,300,000        0.63
           Exercised                                          --          --
           Canceled - repriced shares                   (800,000)       3.92
                                                      ----------       -----

           Options outstanding at December 31, 2000    1,525,000       $0.96
                                                      ==========       =====

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

7.    STOCKHOLDERS' EQUITY - Continued

      The following is a summary of the status of stock options outstanding at December 31, 2000:

                                                           Outstanding Options                 Exercisable Options
                                                ------------------------------------------- --------------------------
                                                       Weighted
                                                       Average               Weighted                       Weighted
                                                      Remaining              Average                         Average
                 Range of                            Contractual             Exercise                       Exercise
             Exercise Prices       Number            Life (Years)             Price              Number       Price
        ---------------------  ---------------- ----------------------- ------------------- ------------  ------------
         $           0.44               500,000          4.92                $    0.44                --     $    --
                     0.75               800,000          3.04                     0.75           304,163        0.75
                     1.45                10,000          3.92                     1.45            10,000        1.45
                     3.00               215,000          3.92                     3.00           131,663        3.00
                               ----------------                                             ------------

                                      1,525,000                                                  445,826
                               ================                                             ============

      The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There were no compensation costs incurred based on options granted in 2000. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and loss per share would have been adjusted as follows for the periods ended December 31,:

                                                2000            1999          1998
                                            -----------     -----------     --------
      Net loss
             As reported                    $(3,334,891)    $(2,908,640)     $(1,804)
                                            ===========     ===========      =======

             Pro forma                      $(3,922,847)    $(2,858,522)     $(1,804)
                                            ===========     ===========      =======

      Basic and diluted loss per share
             As reported                    $     (0.33)    $     (0.31)     $  (0.01)
                                            ===========     ===========      =======

             Pro forma                      $     (0.39)    $     (0.31)     $  (0.01)
                                            ===========     ===========      =======

      The fair value of employee stock options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                              2000            1999
                                          ------------    ------------
                  Risk free interest rate       5.50%          5.00%
                  Expected life               5 years        5 years
                  Expected volatility         116.53%        141.03%
                  Expected dividend                --             --

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

8.    DISCONTINUED OPERATIONS

      In January 2000, the Company announced that it had discontinued and wound-up its Antigua based internet gaming operations. These financial statements have been adjusted to include the effects of reclassification of the discontinued operation. In addition, the Company recorded a provision of $60,000 for on-going costs associated with the wind-up. The provision was applied to the 2000 operating expenses for the Antigua operations.

      The balance sheet includes the following amounts applicable to the Antigua operations:

                                                           2000        1999
                                                         --------   --------
      Current assets                                     $  3,710   $  7,792
      Capital assets, net of accumulated depreciation      40,395     67,494
      Other assets                                            905     21,175
      Current liabilities                                  16,344     51,550
      Non-current liabilities                                   -     53,912

9.    RELATED PARTY TRANSACTIONS

      In 1999, the Company provided an interest-free loan to the Company's Sole Officer and Director of $70,000 Canadian dollars ($48,212 US dollars), repayable over 12 months. As of December 31, 1999, $49,583 Canadian dollars ($34,336 US dollars) remained outstanding, in addition to $5,286 Canadian dollars ($3,640 US dollars) of other unsecured advances. The amounts were repaid during 2000.

      In 2000, the Company provided another interest-free loan to the Company's Sole Officer and Director of $56,484 Canadian dollars ($37,686 US dollars), repayable over 12 months. As of December 31, 2000, $47,070 Canadian dollars ($31,405 US dollars) remained outstanding.

10.   INCOME TAXES

      Income taxes are provided pursuant to SFAS No. 109, Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and the use of the net operating loss carryforward is not probable at December 31, 2000 or 1999, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

      As of December 31, 2000, the Company had approximately $6,250,000 and $3,125,000 of federal and state operating loss carryforwards, respectively, available to reduce future federal and state tax liability through the year 2020 for federal purposes and 2005 for state purposes.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

10.   INCOME TAXES - Continued

      The composition of deferred tax assets at December 31, are as follows:

                                                       2000          1999
                                                   -----------     ---------
      Total deferred tax assets - net operating    $ 2,125,000     $ 991,000
         loss carryforwards

      Total valuation allowance                     (2,125,000)     (991,000)
                                                   -----------     ---------

      Total deferred tax assets                    $        --     $     --
                                                   ===========     ========

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

      The difference between the expected statutory rate of 34% and the actual effect tax rate of zero is due to the nondeductibility of domain name amortization and the valuation allowance for the deferred asset related to the net operating loss carryforwards.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of the financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments, including cash and cash equivalents and notes and accounts receivable and payable, approximate carrying value due to the short-term maturity of the instruments.

12.   COMMITMENTS

      The Company leases office equipment under various leases, which expire at various times through 2004. Future minimum rental commitment amounts are as follows:

           Year ended December 31,
                    2001                      $ 54,388
                    2002                         4,044
                    2003                         2,910
                    2004                           750
                                              --------

                                              $ 62,892
                                              ========

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

12.   COMMITMENTS - Continued

      In February 2000, the Company sublet the Canadian facilities for $2,155 per month for rent and $2,155 per month for building property taxes and operating expenses with an expiration date of April 29, 2002. The total amount of the sublease totaling $4,310 per month offsets the total liability of $4,500 per month, which is included in the above schedule. The Company's obligation under the original Canadian lease facility expires on April 30, 2002.

      Rent expense for the years ended December 31, 2000 and 1999 was approximately $114,000 and $67,000, respectively. There was no rent expense incurred for the year ended December 31, 1998. The company's facilities are leased on a month-to-month basis and therefore no future commitment is presented.

13.   CONCENTRATION OF CREDIT RISK

      The Company invests its cash primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. Also, the Company maintained balances in foreign bank accounts totaling $16,000 and $11,800 at December 31, 2000 and 1999, respectively. The Company has not incurred losses related to its cash.

14.   UNAUDITED QUARTERLY INFORMATION

      The following unaudited information presents the Company's results of operations for the years ended December 31, 2000 and 1999:

                                                      Quarter Ended in 2000
                                     ---------------------------------------------------------------------------
                                     March 31,      June 30,      September 30,     December 31,
                                       2000          2000             2000             2000             TOTAL
                                     ---------    -----------      -----------      ----------       -----------

Revenue                              $   4,280    $    57,588     $    544,416      $  513,580       $ 1,119,864

Cost of revenues                            --             --         (274,726)     (1,144,921)       (1,419,647)

Operating expense                     (515,882)    (1,204,272)      (1,353,392)         47,457        (3,026,089)

Other income (expense):
  Loss on disposition of
    discontinued operations                 --        (45,899)              --              --           (45,899)
  Interest income
   (expense), net                       21,360         24,307           (4,862)         (3,925)           36,880
                                     ---------    -----------      -----------      ----------       -----------

Net loss                             $(490,242)   $(1,168,276)     $(1,088,564)     $ (587,809)      $(3,323,891)
                                     =========    ===========      ===========      ==========       ===========

Loss per share                       $   (0.05)   $     (0.12)     $     (0.11)     $    (0.05)      $     (0.33)
                                     =========    ===========      ===========      ==========       ===========

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

14.   UNAUDITED QUARTERLY INFORMATION - Continued

                                                          Quarter Ended in 1999
                                       ------------------------------------------------------------------------
                                       March 31,      June 30,    September 30,    December 31,
                                         1999           1999           1999           1999             TOTAL
                                       --------      ---------     -----------     -----------      -----------
Revenue                                $     --      $      --     $        --     $        --      $        --

Operating
expense                                      --       (523,670)       (727,762)     (1,229,002)      (2,480,434)

Other income (expense), net                  --         24,558          28,550          72,793          125,901
                                       --------      ---------     -----------     -----------      -----------

Loss from continuing operations              --       (499,112)       (699,212)     (1,156,209)     $(2,354,533)
                                       --------      ---------     -----------     -----------      -----------

Loss from discontinued
operations, net of income taxes              --             --              --        (494,107)        (494,107)

Estimated loss on disposal of
discontinued operations                      --             --              --         (60,000)         (60,000)
                                       --------      ---------     -----------     -----------      -----------

Loss from discontinued operations            --             --              --        (554,107)        (554,107)
                                       --------      ---------     -----------     -----------      -----------
Net loss                               $     --      $(499,112)    $  (699,212)    $(1,710,316)     $(2,908,640)
                                       ========      =========     ===========     ===========      ===========

Basic and diluted loss per share       $     --      $   (0.05)    $     (0.07)    $     (0.19)     $     (0.31)
                                       ========      =========     ===========     ===========      ===========

15.   SUBSEQUENT EVENTS

      On April 16, 2001, the Company received a loan from and issued a convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation ($750,000), and to Bingo, Inc., an Anguilla corporation ($500,000) ("the Holders"). The Company promises to pay to the Holders, an amount equal to U.S.$1,250,000, together with simple interest at the fixed rate per annum of twelve percent (12%), with interest accruing and payable on the outstanding principal amount of this Debenture. Drawdowns of principal under this Debenture are scheduled as follows:

                                                            U.S. Dollars
                                                          ----------------
                     April 16, 2001                            $250,000
                     May 1, 2001                                250,000
                     June 1, 2001                               250,000
                     July 1, 2001                               150,000
                     October 1, 2001                            100,000
                     January 1, 2002                            100,000
                     April 1, 2002                              100,000
                     July 1, 2002                                50,000

      Effective March 23, 2001, the agreement with Cox Interactive Sales, Inc. was terminated. Advertising sales are being managed directly by the staff of the Company.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2000 AND 1999
================================================================================

15.   SUBSEQUENT EVENTS - Continued

      In February 2001, the Company entered into a promissory note for $45,000 from an unrelated third party bearing interest at prime plus one percent, calculated annually, with a maturity date of June 15, 2001.

      In March 2001, the Company entered into a promissory note with an unrelated third party for $45,000 bearing interest at ten percent per annum with a maturity date of May 15, 2001.

      In April 2001, the original employment agreement with the President, CEO and Director ("President") of the Company was cancelled and a new agreement was entered into indicating a salary of $175,000 for the first year of employment with increases to $200,000 for the second year and $225,000 for the third year. The agreement also stipulates 750,000 shares of common stock will be issued to the President. The shares will be held in escrow for a period of one year. The shares will be released upon the earlier of (i) the last day of the escrow period or (ii) the date that employment is terminated, once the escrow period has expired. If termination occurs prior to the escrow period, then all shares will be surrendered and gifted back to the Company. The agreement acknowledges and honors the previous stock option grants totaling 1,100,000 common stock options under the 1999 Stock Option Plan and the salary advance without interest. The agreement also includes several covenants not to compete and specifically refers to assignment, intellectual property protection, and copyrights in working.