Form 10-Q
period 2001-03-31
BINGO COM INC
filed 2001-06-25
CIK 1087853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001
                                     ----------------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to ___________________

Commission File Number:    000-27339
                        ------------------------------------------------------

                                 BINGO.COM, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                 Florida                                  98-0206369
 --------------------------------------------   -------------------------------
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

        4223 Glencoe Avenue, Suite C200, Marina Del Rey, California 90292
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 301-4171
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at May 31, 2001, the number of the Registrant's shares outstanding 10,088,608

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                 Bingo.com, Inc.
                   (formerly Progressive General Lumber Corp)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,      December 31,
                                                                                                      2001             2000
                                                                                                  -----------      -----------
                                      ASSETS                                                      (unaudited)

Current assets
    Cash and cash equivalents                                                                     $    27,220      $   174,463
    Accounts receivable, net of allowance for doubtful
       accounts of $86,949 and $36,949 at March 31, 2001
       and December 31, 2000, respectively                                                            169,308          268,849
    Note receivable from officer                                                                       26,868           31,405
    Prepaid expenses                                                                                    8,672           51,128
                                                                                                  -----------      -----------
    Total current assets                                                                              232,068          525,845
                                                                                                  -----------      -----------

Equipment
    Office and computer equipment                                                                     464,596          453,921
    Software development and website equipment                                                        318,308          318,308
    Less:  accumulated depreciation                                                                  (339,354)        (265,332)
                                                                                                  -----------      -----------
                                                                                                      443,550          506,897
                                                                                                  -----------      -----------
Other assets                                                                                           56,968           37,286
Domain name rights, net                                                                             1,548,459        1,645,230
                                                                                                  -----------      -----------

    Total assets                                                                                  $ 2,281,045      $ 2,715,258
                                                                                                  ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                                      $   777,395      $   517,081
    Loan payable                                                                                       90,000             --
    Contract payable - current portion (Note 4)                                                       361,871          270,165
    Capital leases - current portion                                                                  167,774          166,855
                                                                                                  -----------      -----------
    Total current liabilities                                                                       1,397,040          954,101
                                                                                                  -----------      -----------

Contract payable, net of current portion  (Note 4)                                                    184,770          276,476
Capital leases, net of current portion                                                                 80,502          100,660
                                                                                                  -----------      -----------
                                                                                                    1,662,312        1,331,237
Commitments and contingencies                                                                            --               --

Stockholders' equity
    Common stock - $0.001 par value; authorized 50,000,000
      Shares;  issued and outstanding: 10,104,608 shares at
      March 31, 2001 December 31, 2000                                                                 10,105           10,105
    Additional paid-in-capital                                                                      7,629,900        7,629,900
    Accumulated deficit                                                                            (7,012,318)      (6,250,335)
    Accumulated other comprehensive loss                                                               (8,954)          (5,649)
                                                                                                  -----------      -----------
                                                                                                      618,733        1,384,021
                                                                                                  -----------      -----------

    Total liabilities and stockholders' equity                                                    $ 2,281,045      $ 2,715,258
                                                                                                  ===========      ===========

   The accompanying notes are an integral part to these financial statements

                                 Bingo.com, Inc.
                  ( formerly Progressive General Lumber Corp )

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        For the three months ended March 31,
                                                                     ------------------------------------------
                                                                           2001                      2000
                                                                     ----------------          ----------------

Revenues                                                             $        582,803          $          4,280

Cost of revenues                                                              463,890                    44,884
                                                                     ----------------          ----------------

Gross profit                                                                  118,913                   (40,604)

Operating Expenses
    Sales and marketing                                                        93,094                   100,887
    General and administrative                                                613,317                   363,304
    Depreciation and amortization                                             170,793                    11,088
                                                                     ----------------          ----------------
       Total operating expenses                                               877,204                   475,279
                                                                     ----------------          ----------------

       Loss from operations                                                  (758,291)                 (515,883)

Net interest (expense) income                                                  (3,692)                   21,360
                                                                     ----------------          ----------------

       Net loss                                                              (761,983)                 (494,523)
                                                                     ================          ================

Basic and diluted loss per share                                     $          (0.08)         $          (0.05)
                                                                     ================          ================

Weighted average basic and diluted
    shares outstanding                                                     10,104,608                 9,987,168
                                                                     ================          ================

   The accompanying notes are an integral part to these financial statements

                                 Bingo.com, Inc.
                  ( formerly Progressive General Lumber Corp )
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the three months ended March 31,
                                                                                         ------------------------------------------
                                                                                               2001                      2000
                                                                                         ----------------          ----------------
Cash flows from operating activities:
     Net loss                                                                            $       (761,983)         $       (494,522)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Loss from discontinued operations                                                            --                     (40,555)
        Depreciation and amortization                                                             170,793                    11,088
        Provision for doubtful accounts                                                            50,000                      --
     Change in operating assets and liabilities:
        Accounts receivable                                                                        49,541                   (11,715)
        Note receivable                                                                             4,537                      --
        Prepaid expenses and security deposits                                                     22,774                   (61,162)
        Accounts payable and accrued liabilities                                                  260,314                   (36,082)
                                                                                         ----------------          ----------------

     Cash used in operating activities                                                           (204,024)                 (632,948)

Cash flows from investing activities:
     Acquisition of property and equipment                                                        (10,675)                  (32,087)
                                                                                         ----------------          ----------------

     Cash used in investing activities                                                            (10,675)                  (32,087)
                                                                                         ----------------          ----------------

Cash flows from financing activities:
     Capital lease repayments                                                                     (19,239)                   (3,866)
     Proceeds from note payable                                                                    90,000                      --
     Repayment of loan payable                                                                       --                     (53,912)
     Proceeds from issuance of common stock, net                                                     --                     242,563
     Shares allocated for issue                                                                      --                    (226,563)
                                                                                         ----------------          ----------------

     Cash provided by (used in) financing activities                                                                        (41,778)
                                                                                         ----------------          ----------------

Net decrease in cash and cash equivalents                                                        (143,938)                 (706,813)

Effect of exchange rates on cash and cash equivalents                                                                          (232)

Cash and cash equivalents at beginning of period                                                                          3,382,529
                                                                                         ----------------          ----------------

Cash and cash equivalents at end of period                                               $         27,220          $      2,675,484
                                                                                         ================          ================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                              $         21,888          $            476
                                                                                         ================          ================
Non Cash Transactions
     Issuance of common stock for services rendered                                      $           --            $        242,563
                                                                                         ================          ================


   The accompanying notes are an integral part to these financial statements

BINGO.COM, INC.

(formerly Progressive General Lumber Corp.)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


2.  GOING CONCERN

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of March 31, 2001, the Company has utilized substantially all of its available funding.

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

BINGO.COM, INC.

(formerly Progressive General Lumber Corp.)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

       BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements contain, in the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Bingo.com, Inc. at March 31, 2001 and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000 in accordance with accounting principles generally accepted in the United States of America (US GAAP). This interim consolidated financial information and notes thereto should be read in conjunction with Bingo.com's Annual Report on Form 10-K for the year ended December 31, 2000. Bingo.com's consolidated results of operations and cash flows for the interim periods are not necessarily reflective of the results to be expected for any other interim period of the full year. Certain information and footnote disclosures normally include in the financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC.


       REVENUE RECOGNITION

       The Company contracted with a sales agency to sell advertising on its website directly to corporate customers or through advertising agencies. The Company paid an advertising commission to the sales agency for placing advertisements on its web site. Effective March 23, 2001, the agreement with Cox Interactive Sales, Inc. was terminated. Advertising sales are being managed directly by the staff of the Company. Advertising revenues are recognized as the advertising campaign or impressions and clicks are made on the website. Accounts receivable are recorded net of advertising commissions.

       The Company bartered portions of the unsold advertising impressions generated by its web sites, for advertising in media properties owned by third parties. The Company recorded revenues and costs for such barter transactions, with no net income or loss recognized. Barter revenue approximated $237,323 and nil for the quarters ended March 31, 2001 and 2000, respectively.

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

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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


       GAMING LICENSE

       The Company's gaming license represents an annual cost of securing and maintaining a license to operate online internet bingo in the Country of Antigua. The annual costs of the license of $100,000 were expensed as part of the loss from discontinued operations in 1999 as the Company is no longer operating in Antigua.


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


       WEBSITE DEVELOPMENT COSTS

       In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Site were recorded in accordance with EITF 00-2. All website development costs for periods subsequent to June 30, 2000 were expensed as operating costs. No website development costs were capitalized for the period ended December 31, 2000 and for the quarter ended March 31, 2001.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

       RECLASSIFICATIONS

       Certain amounts in the prior period financial statements have been reclassified to conform with the 2001 presentation.


4.   DOMAIN NAME RIGHTS AND CONTRACT PAYABLE

       The rights to use the domain name Bingo.com were acquired in January of 1999 for $200,000 cash and 500,000 common shares at a deemed price of $2.00 per share.

       In addition, the Company is required to make quarterly payments with a minimum guarantee of $1,100,000 for the purchase of the domain name. Commencing July 1, 1999, a payment of $50,000 was due 60 days after the end of each business quarter, for four consecutive quarters. On July 1, 2000, four more consecutive payments of $75,000 were due 60 days after the end of each business quarter. On July 1, 2001, four more consecutive payments of $100,000 are due 60 days after the end of each business quarter. Domain name rights have been capitalized by the Company based on the present value of the future minimum payments. The guarantee has been recorded in the financial statements as contract payable. Payments made relating to this contract were $58,599 for the three months ended March 31, 2001. As of March 31, 2001 and December 31, 2000, capitalized domain name rights totaled approximately $1,548,000 and $1,645,000, respectively, net of accumulated amortization of $387,000 and nil, respectively.

5.     NOTES PAYABLE

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

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.     STOCKHOLDERS' EQUITY

       1999 Non-Qualified Stock Option Plan

       The Company granted 500,000 stock options under its 1999 Non-Qualified Stock Option Plan (the "1999 Plan) during December 2000 to the Company's Director, CEO and President. On June 29, 2000, the Company re-priced options to purchase 800,000 shares of the Company's common stock previously granted to the person serving as sole Director, CEO and President and the person serving as the Senior Vice President of the Company. At March 31, 2001, outstanding employee and director stock options granted under the 1999 Plan, with various vesting provisions, were as follows:


       Number of Shares                         Exercise Price                         Expiration Date
       -------------------------                ---------------------                  ----------------------------

               600,000                                 $0.75                             July 1, 2004
               215,000                                  3.00                             December 1, 2004
               200,000                                  0.75                             December 1, 2004
                10,000                                  1.45                             December 1, 2004
               500,000                                  0.44                             December 13, 2005
       -------------------------

             1,525,000
       =========================


       These re-pricings have resulted in variable accounting, which required the computation and recording of no stock based compensation expense for the quarter ending March 31, 2001 because the fair market value of the stock as of March 31, 2001 was below the option exercise price. In accordance with the Financial & Accounting Standards Board (FASB) FIN 44, the expense related to these options was based on the difference between the market value of the stock and the option exercise price in this reporting period.

       2000 Stock Option Plan

       On September 1, 2000, subject to Shareholder approval, the Company granted incentive stock options to purchase 95,000 shares of the Company's common stock to nine full time employees and non-qualified stock options to purchase 61,000 shares of the Company's common stock to certain key consultants under the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Stock Option Plan expired before ratification was obtained by the shareholders of the Company.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.     STOCKHOLDERS' EQUITY - Continued

       Therefore, for financial reporting purposes, there were no stock options outstanding as of March 31, 2001 for the 2000 Stock Option Plan. The following table summarizes information about stock option transactions for the period ended March 31, 2001 related to the 1999 Stock Option Plan.

                                                                                                              Weighted
                                                                                                               average
                                                                                                              exercise
                                                                                      Shares                    price
                                                                                 ----------------          ----------------

                 Options outstanding at December 31, 1998                                    --            $           --

                 Granted                                                                1,025,000                      3.72
                 Exercised                                                                   --                        --
                 Canceled                                                                    --                        --
                                                                                 ----------------          ----------------

                 Options outstanding at December 31, 1999                               1,025,000                      3.72

                 Granted - including repriced shares                                    1,300,000                      0.63
                 Exercised                                                                   --                        --
                 Canceled - repriced shares                                              (800,000)                     3.92
                                                                                 ----------------          ----------------

                 Options outstanding at December 31, 2000                               1,525,000          $           0.96

                 Granted                                                                     --                        --
                 Exercised                                                                   --                        --
                 Canceled                                                                    --                        --
                                                                                 ----------------          ----------------

                 Options outstanding at March 31, 2001                                  1,525,000          $           0.96
                                                                                 ================          ================


7.     RELATED PARTY TRANSACTIONS

         In 2000, the Company provided an interest-free loan to the Company's Sole Officer and Director of $56,484 Canadian dollars ($37,686 US dollars), repayable over 12 months. As of December 31, 2000 and March 31, 2001, $47,070 and $42,363 Canadian dollars ($31,405 and $26,868 US dollars), respectively, remained outstanding.

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.  SUBSEQUENT EVENTS

       On April 16, 2001, the Company received a loan from and issued a convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation ($750,000), and to Bingo, Inc., an Anguilla corporation ($500,000) ("the Holders"). The Company promises to pay to the Holders, an amount equal to U.S.$1,250,000, together with simple interest at the fixed rate per annum of twelve percent (12%), with interest accruing and payable on the outstanding principal amount of this Debenture. The Holders of the loan received a total of 12,000,000 common share purchase warrants, entitling the holders to purchase an aggregate of 12,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share exercisable for a period of three years from the date of the Debenture. The Holders have the right, but not the obligation, to elect to convert any or all of the principal amount of the Debenture into shares of the Company's common stock at a conversion price of $0.125 per share. The Debenture is secured by all assets of the Company. Drawdowns of principal under this Debenture are scheduled as follows:

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

BINGO.COM, INC.
(formerly Progressive General Lumber Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  SUBSEQUENT EVENTS - Continued


       On May 31, 2001, the Company's Board of Directors adopted the 2001 Stock Option Plan (the "2001 Plan"). On June 4, 2001, the Company granted, subject to shareholder approval, incentive stock options to purchase 280,000 shares of the Company's common stock to nine full-time employees and non-qualified stock options to purchase 91,000 shares of the Company's common stock to certain key consultants under the 2001 Plan. The options were granted at an exercise price of $0.20 per share, which was at a premium to the fair market value of the Company's common stock on June 6, 2001, the date of grant. On June 6, 2001, the closing stock price from the Company's common shares on the OTCBB was $0.16 per share. The options vest over various periods as to be determined by the Board of Directors. Vested stock options may not be exercised until the 2001 Plan is approved by a majority of the Company's shareholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the Company's need for and the availability of capital resources, the evolving nature of its business model, the intensely competitive market for business-to-business electronic procurement, and the risks associated with systems development, management of growth and business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

Bingo.com has incurred significant losses since inception, and as of March 31, 2001 had an accumulated net loss of $6,992,668. Bingo.com has made a significant investment in its operating the website and to maintain its advantage and to brand and market their website.

As of the date of this Report, the Company has utilized substantially all of its available funding. The Company's continuation as a going concern will depend on its ability to raise additional capital. No assurance can be given that the Company will be able to raise additional funds. In the absence of such funds, the Company will be required to cease operations.

RESULTS OF OPERATIONS

The quarter ended March 31, 2001 was the beginning of our second year of generating operating revenues. Initially, our strategy was to develop an online gaming operation with an initial focus on bingo. Due to adverse changes in North American gaming laws, in August 1999 our board, decided to prohibit gaming in jurisdictions with laws that prohibit online gaming. From August 1999 to December 31, 1999, we revised our business plan and focused on the alternative of developing our prize-based, play for free games with an emphasis on entertainment. In December 1999, we launched a beta version of our first play for free game and our revamped website. In 2000, our board announced the discontinuance of our Antigua based gaming operation and we applied all of its resources to our revised business plan. In 1999, we had just begun active business operations, but as we were still in the development stage, no revenues were yet being generated. As a result, this should be kept in mind when making any direct comparisons to the operating results of the quarter ended March 31, 2001 to that ended March 31, 2000.

Balances as of March 31, 2001 compared to December 31, 2000:

Total assets decreased to $2,281,045 as of March 31, 2001 compared to $2,715,258 at the beginning of the fiscal year. In the quarter ended March 31, 2001, we invested $10,675 in office and computer equipment, including software development equipment, compared to $32,087 in 1999. Our cash position decreased by $147,243 from December 31, 2000 and our working capital position decreased to a deficit of $1,164,972.

Quarter Ended March 31, 2001 Compared to the Quarter Ended March 31, 2000:

Of the $877,204 of total expenses for operations for the quarter ended March 31, 2001, $613,317 was for general and administrative expenses associated with our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees for preparation and review of our registration statement, insurance and other general corporate and office expenses. We recorded $170,793 for amortization of capital assets and the value of the domain name in the first quarter of 2001, compared to $11,088 in 2000.

Sales and marketing expenses were $93,094 for the quarter ended March 31, 2001 and was $100,887 for the quarter ended March 31, 2000. We incurred $15,639 in 2001 on co-brand advertising and for key word buys for our gaming site. The balance of marketing and advertising expenses consists of payroll and consultant's costs, travel and office costs.

We had a net loss of $761,983 or $.08 per share for the quarter ended March 31, 2001, compared to a loss of $494,523 or $.05 per share for the quarter ended March 31, 2000. 2001 included net interest expense of $3,692 and 2000 included net interest income of $21,360 earned on our surplus cash balances. We expect continued losses in the foreseeable future as we continue to expand and develop our website and the technologies related to new games.

Revenue generation and operating income are dependent upon the utilization of significant cash resources for advertising and promotion, new games, and our future successes at attracting prize sponsors and advertising customers.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares in the first quarter of 2001, but did obtain $90,000 in short-term loans. We did not lease any additional capital assets; however, we paid $19,239 under contractual terms for previously existing leases. In the quarter ended March 31, 2001, we generated revenue of $582,803 from our sales operations, compared to $4,280 of sales generated in the first quarter of 2000.

As at March 31, 2001, we had cash and cash equivalents of $27,220 versus $428,256 at March 31, 2000. Our working capital position at March 31, 2001 was a deficit of $1,164,972 compared to a positive working capital position of $2,745,982 at March 31, 2000. In 2001, we used $204,024 for operating activities in the first quarter, and $10,675 for investing activities, compared to 2000 uses of $632,948 and $32,087, respectively. We did not make any payments in the first quarter of 2001 and in the first quarter of 2000 for our domain name purchase.

Subsequent to March 31, 2001, we negotiated a debt financing (debenture) for $1,250,000. The initial installment was received in April of 2001 and the second installment in May of 2001. We expect that the proceeds received from this financing of $500,000 to date, in conjunction with the cash flow generated from operations, will be sufficient to maintain and grow our operations as intended. The Holders of the debenture received a total of 12,000,000 common share purchase warrants, entitling the holders to purchase an aggregate of 12,000,000 shares of the Company's common stock at an exercise price of $0.25 per share exercisable for a period of three years from the date of the Debenture. The Holders have the right, but not the obligation, to elect to convert any or all of the principal amount of the debenture into shares of the Company's common stock at a conversion price of $0.125 per share. The debenture is secured by all assets of the Company.

RISK RELATED TO THE COMPANY'S BUSINESS

Need For Additional Capital

The Company has recorded substantial operating losses and, as of March 31, 2001, has an accumulated deficit of approximately $7 million. Although the Company believes that cash funds will provide operating capital until December 31, 2002, the Company anticipates that it will require additional funding before it can finance its operations and growth wholly on internally generated funds.

Large Operating Losses Expected to Continue

As discussed above, the Company has accumulated substantial net losses through March 31, 2001. Since inception, the Company has not had material revenues, and has recognized substantially half of its revenues from barter transactions. Although the Company has significantly reduced ongoing expenses, there is no assurance that the Company will achieve positive cash flow and operating profitability within the limits of its available capital.

Dependence on Sales and Marketing Relationships for Growth

The Company's business model includes generating sales through its alliance and affiliate programs. Consequently, the Company will depend, in part, on sales and marketing strategic relationships for growth. The Company has established and plans to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. Such relationships may not contribute to increased use of the Company's services, help the Company add new clients, or increase the Company's revenue. The Company may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. In addition, the Company may not be able to recover the costs and the expenses associated with these programs.

Success Depends on Key Personnel; No "Key Man" Life Insurance

Future performance depends on the continued service of key personnel, and the ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of one or more key employees could negatively impact the Company, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

RISKS RELATED TO THE INTERNET AND E-COMMERCE

Volatility in Stock Price

The stock market and especially the stock prices of Internet related companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of the Company's stock without regard to the Company's operating performance. The market price of the company's stock could significantly decrease at any time due to this volatility. The uncertainty that results from such volatility can itself depress the market price of the Company's stock.

Dependence Upon, and Risks Related To, the Internet

The use of the Company's website on the increased acceptance and use of the Internet as a medium of communication. While management believes that acceptance and use of the Internet will continue to increase at very rapid rates and that additional hits to the site will be made, there can be no assurances that such increase will continue to develop, or that use of the Internet as a means of communication and entertainment will continue or increase. If growth in the use of the Internet does not continue, there may not be an increase in the number of hits to the Company's website at the rates or for the purposes management has assumed. This could, in turn, adversely impact the Company and the results of its business operations. Further, even if acceptance and use of the Internet does increase rapidly, but the technology underlying the Internet and other necessary technology and related infrastructure does not effectively support that growth, the Company's future would be negatively impacted.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not currently a party to any legal proceeding, and was not a party to any legal proceeding during the fiscal period ended March 31, 2001. Management of the Company is currently not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 2.           Changes in Securities

Not Applicable

Item 3.           Defaults Upon Senior Securities

Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.           Other Information

Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

Exhibits

------------------------------------------------------------ ----------------------------------------------------------
4.1                                                          $1,250,000.00 Convertible Debenture
------------------------------------------------------------ ----------------------------------------------------------
4.2                                                          Common Stock Purchase Warrant (Redruth Ventures Inc. a
                                                             British Virgin Islands corporation ("RRV") and Bingo, Inc.
------------------------------------------------------------ ----------------------------------------------------------
4.3                                                          Common Stock Purchase Warrant (Redruth Ventures Inc. a
                                                             British Virgin Islands corporation ("RRV") and Bingo, Inc.
------------------------------------------------------------ ----------------------------------------------------------

Reports on Form 8-K.
During the quarter covered by this report, the Company filed the following reports on Form 8-K.

Form 8-K filed on April 6, 2001, reporting the termination of the proposed acquisition of acquisition of The Lottery Channel Inc. and the execution of a letter of intent proposing a financing arrangement with Bounceback Technologies.Com, Inc.

Form 8-K filed on May 3, 2001, reporting the reporting the termination of the letter of intent proposing a financing arrangement with Bounceback Technologies.Com, Inc., and reporting the execution of a definitive financing arrangement between the Company, Redruth Ventures Inc. a British Virgin Islands corporation ("RRV") and Bingo, Inc an Anguillia corporation ("BI") (collectively the "Holders").

                                  *SIGNATURES*

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           BINGO.COM, INC.
                                           -------------------------------------

                                           (Registrant)

Date:    June 22, 2001                     /S/  Shane Murphy
                                           -------------------------------------
                                           Shane Murphy, Chairman of the Board,
                                           Chief Executive Officer, President,
                                           Treasurer and Secretary (Principal
                                           Executive and Accounting Officer)

                                  Exhibit Index

------------------------------------------------------------ ----------------------------------------------------------
4.1                                                          $1,250,000.00 Convertible Debenture
------------------------------------------------------------ ----------------------------------------------------------
4.2                                                          Common Stock Purchase Warrant (Redruth Ventures Inc. a
                                                             British Virgin Islands corporation ("RRV") and Bingo, Inc.
------------------------------------------------------------ ----------------------------------------------------------
4.3                                                          Common Stock Purchase Warrant (Redruth Ventures Inc. a
                                                             British Virgin Islands corporation ("RRV") and Bingo, Inc.
------------------------------------------------------------ ----------------------------------------------------------