Form 10-Q
period 2001-06-30
BINGO COM INC
filed 2001-08-20
CIK 1087853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30,
         2001

                                                                     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to ___________________

Commission File Number:    000-27339


                                 BINGO.COM, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                         98-0206369
----------------------------                   ---------------------------------
(State or Other Jurisdiction                   (IRS Employer Identification No.)
     of Incorporation)

    3rd Floor, 1286 Homer Street, Vancouver, British Columbia, Canada V6Z 1R5
    -------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 647-6407
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     4223 Glencoe Avenue, Suite C200, Marina Del Rey, California       90292

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

                              Yes [X]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As at July 31, 2001, the number of the Registrant's shares outstanding: 10,838,608

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                 Bingo.com, Inc.


                           CONSOLIDATED BALANCE SHEETS

                                                                                               (unaudited)
                                                                                                 June 30,     December 31,
                                                                                                   2001           2000
                                                                                               -----------    -----------
                                      ASSETS
Current assets
     Cash and cash equivalents                                                                 $   100,823    $   174,463
     Accounts receivable, net of allowance for doubtful accounts of $93,699 at June 30, 2001 and $36,949 at
        December 31, 2000, respectively                                                            119,288        268,849
     Note receivable from officer                                                                   18,569         31,405
     Prepaid expenses                                                                               20,167         51,128
                                                                                               -----------    -----------
     Total current assets                                                                          258,847        525,845
                                                                                               -----------    -----------

Equipment
     Office and computer equipment                                                                 464,396        453,921
     Software development and website equipment                                                    338,584        318,308
     Less:  accumulated depreciation                                                              (408,420)      (265,332)
                                                                                               -----------    -----------
                                                                                                   394,560        506,897
                                                                                               -----------    -----------
Other assets                                                                                        57,307         37,286
Domain name rights, net                                                                          1,451,688      1,645,230
                                                                                               -----------    -----------

     Total assets                                                                              $ 2,162,402    $ 2,715,258
                                                                                               ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                                                  $   612,325    $   517,081

     Contract payable - current portion (Note 4)                                                   275,200        270,165
     Capital leases - current portion                                                              169,620        166,855
                                                                                               -----------    -----------
     Total current liabilities                                                                   1,057,145        954,101
                                                                                               -----------    -----------

Contract payable, net of current portion  (Note 4)                                                  90,313        276,476
Debenture payable (Note 5)                                                                         760,340             --
Capital leases, net of current portion                                                              59,733        100,660
                                                                                               -----------    -----------
                                                                                                 1,967,531      1,331,237


Stockholders' equity
     Common stock - $0.001 par value; authorized 50,000,000
       shares;  issued and outstanding: 10,104,608 shares at
       June 30, 2001 and December 31, 2000                                                          10,105         10,105
     Additional paid-in-capital                                                                  7,629,900      7,629,900
     Accumulated deficit                                                                        (7,435,305)    (6,250,335)
     Accumulated other comprehensive income (loss)                                                  (9,829)        (5,649)
                                                                                               -----------    -----------
                                                                                                   194,871      1,384,021
                                                                                               -----------    -----------

     Total liabilities and stockholders' equity                                                $ 2,162,402    $ 2,715,258
                                                                                               ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                 Bingo.com, Inc.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 For the six months For the six months   For the three months  For the three months
                                                   ended June 30,        ended June 30,       ended June 30,       ended June 30,
                                                        2001                 2000                 2001                 2000
                                                   --------------       --------------       --------------       --------------
Revenues                                           $    1,057,867       $       61,868       $      475,064       $       57,588

Cost of revenues                                          707,850              160,528              243,960              115,644
                                                   --------------       --------------       --------------       --------------

Gross profit                                              350,017              (98,660)             231,104              (58,056)

Operating Expenses
     Sales and marketing                                  164,312              193,941               71,218               93,054
     General and administrative                           977,204            1,189,886              363,886              826,582
     Depreciation and amortization                        336,630              180,080              165,837              168,992
                                                                                             --------------       --------------
                                                   --------------       --------------       --------------       --------------
        Total operating expenses                        1,478,146            1,563,907              600,941            1,088,628
                                                   --------------       --------------       --------------       --------------

        Loss from operations                           (1,128,129)          (1,662,567)            (369,837)          (1,146,684)

Other income (expense)
     Net interest (expense) income                        (56,841)              45,667              (53,149)              24,307
     Loss on disposal of discontinued operations               --              (45,899)                  --              (45,899)
                                                   --------------       --------------       --------------       --------------

        Net loss                                       (1,184,970)          (1,662,799)            (422,986)          (1,168,276)
                                                   ==============       ==============       ==============       ==============



Basic and diluted loss per share                   $        (0.12)      $        (0.17)      $        (0.04)      $        (0.12)
                                                   ==============       ==============       ==============       ==============

Weighted average basic and diluted shares              10,104,608           10,046,368           10,104,608           10,035,068
                                                   ==============       ==============       ==============       ==============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                 Bingo.com, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                         For the six months  For the six months
                                                                            ended June 30,      ended June 30,
                                                                                 2001               2000
Cash flows from operating activities:
     Net loss                                                              $   (1,184,970)   $   (1,662,799)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Provision for loss from discontinued operations                                --            45,899
        Depreciation and amortization                                             336,630           180,080
        Provision for doubtful accounts                                                --                --
        Stock based compensation costs                                                 --            26,800
     Change in operating assets and liabilities:
        Accounts receivable                                                       149,561           (28,906)
        Note receivable                                                            12,836                --
        Prepaid expenses and security deposits                                     10,940           (41,500)
        Accounts payable and accrued liabilities                                  105,584           139,903
                                                                           --------------    --------------
     Cash used by continuing operations                                          (569,419)       (1,340,523)

     Cash used by discontinued operations                                              --           (40,555)
                                                                           --------------    --------------

     Cash used in operating activities                                           (569,419)       (1,381,078)

Cash flows from investing activities:
     Acquisition of property and equipment                                        (30,751)         (152,789)
     Payments on domain name contract payable                                    (181,128)          (50,000)
                                                                           --------------    --------------

     Cash used in investing activities                                           (211,879)         (202,789)
                                                                           --------------    --------------

Cash flows from financing activities:
     Capital lease repayments                                                     (38,162)           (5,339)
     Proceeds from debenture debt                                                 750,000                --
     Repayment of loan payable                                                         --           (53,912)
                                                                           --------------    --------------

     Cash provided by (used in) financing activities                              711,838           (59,251)
                                                                           --------------    --------------

Net decrease in cash and cash equivalents                                         (69,460)       (1,643,118)

Effect of exchange rates on cash and cash equivalents                              (4,180)            7,866

Cash and cash equivalents at beginning of period                                  174,463         3,382,529
                                                                           --------------    --------------

Cash and cash equivalents at end of period                                 $      100,823    $    1,747,277
                                                                           ==============    ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                $       49,359    $          700
                                                                           ==============    ==============
Non Cash Transactions
     Issuance of common stock for services rendered                        $           --    $       26,800
                                                                           ==============    ==============

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


2.       GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include moving the corporate offices from the United States to Canada, resulting in significant expense reductions in the areas of staffing, marketing and consulting.


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

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements contain, in the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Bingo.com, Inc. at June 30, 2001 and the consolidated results of operations and cash flows for the six months ended June 30, 2001 and 2000 in accordance with accounting principles generally accepted in the United States of America (US
         GAAP). This interim consolidated financial information and notes thereto should be read in conjunction with Bingo.com's Annual Report on Form 10-K for the year ended December 31, 2000. Bingo.com's consolidated results of operations and cash flows for the interim periods are not necessarily reflective of the results to be expected for any other interim period of the full year. Certain information and footnote disclosures normally include in the financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC.

BINGO.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         REVENUE RECOGNITION

         The Company initially contracted with a sales agency, Cox Interactive Sales, Inc., to sell advertising on its website directly to corporate customers or through advertising agencies. The Company paid an advertising commission to the sales agency for placing advertisements on its web site. Effective March 23, 2001, the agreement with Cox Interactive Sales, Inc. was terminated. Advertising sales are being managed directly by the staff of the Company. Advertising revenues are recognized as the advertising campaign or impressions and clicks are made on the website. Accounts receivable are recorded net of advertising commissions.

         The Company bartered portions of the unsold advertising impressions generated by its web sites, for advertising in media properties owned by third parties. The Company recorded revenues and costs for such barter transactions, with no net income or loss recognized. Barter revenue approximated $326,899 and $28,600 for the six months ended June 30, 2001 and 2000, respectively.

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


         NET LOSS PER COMMON SHARE

         Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding, for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Convertible securities and stock options and warrants are not included in the calculation of weighted average number of shares because the effect would be anti-dilutive.


         WEBSITE DEVELOPMENT COSTS

         In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Site were recorded in accordance with EITF 00-2. All website development costs for periods subsequent to June 30, 2000 were expensed as operating costs except for $20,000 of development costs which were capitalized during the six months ended June 30, 2001.



         RECLASSIFICATIONS

         Certain amounts in the prior period financial statements have been reclassified to conform with the 2001 presentation.

BINGO.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       DOMAIN NAME RIGHTS AND CONTRACT PAYABLE

         The rights to use the domain name Bingo.com were acquired in January of 1999 from Bingo, Inc. for $200,000 cash and 500,000 common shares at a deemed price of $2.00 per share.

         In addition, the Company is required to make quarterly payments with a minimum guarantee of $1,100,000 for the purchase of the domain name. Commencing July 1, 1999, a payment of $50,000 was due 60 days after the end of each business quarter, for four consecutive quarters. On July 1, 2000, four more consecutive payments of $75,000 were due 60 days after the end of each business quarter. On July 1, 2001, four more consecutive payments of $100,000 are due 60 days after the end of each business quarter. Domain name rights have been capitalized by the Company based on the present value of the future minimum payments. The guarantee has been recorded in the financial statements as contract payable. Payments made relating to this contract were $181,128 for the six months ended June 30, 2001. As of June 30, 2001 and December 31, 2000, capitalized domain name rights totaled approximately $1,451,000 and $1,645,000, respectively, net of accumulated amortization of $484,000 and $290,000, respectively.


5.       DEBENTURE PAYABLE

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

         The Company shall pay the outstanding principal amount of this Debenture on April 16, 2006. Interest shall accrue on the principal amount from the issuance date through April 16, 2003 ("Accrued Interest Payment Date"), at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006. All principal, accrued but unpaid interest and any other amounts due shall be due and payable at maturity on April 16, 2006.

         The Company shall pay the accrued interest on the Accrued Interest Payment Date and shall pay all other interest thereafter accrued, at the Company's option, in (i) cash (ii) common stock of the Company or
         (iii) a combination of both cash and Company Common Stock. Any amounts remaining unpaid on this Debenture on the maturity date , whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any Company Common Stock delivered to the Holder in payment of this Debenture as described above will be valued at $0.25 per share.

         The Holders of the loan received a total of 12,000,000 shares of common stock purchase warrants at an exercise price of $0.25 per share exercisable for a period of three years from the date of the Debenture. The Holders have the right, but not the obligation, to elect to convert any or all of the principal amount of the Debenture into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the Debenture. The Debenture is also secured by all assets of the Company. Drawdowns of principal under this Debenture are scheduled as follows:

                                                           U.S. Dollars
                                                           ------------

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



         As at June 30, 2001, the Company had drawn down $750,000 of the debenture debt.

BINGO.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.       NOTES PAYABLE

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

         Both notes have been repaid at June 30, 2001.



7.       STOCKHOLDERS' EQUITY

         1999 Non-Qualified Stock Option Plan

         The Company granted 500,000 stock options under its 1999 Non-Qualified Stock Option Plan (the "1999 Plan) during December 2000 to the Company's Director, CEO and President. On June 29, 2000, the Company re-priced options to purchase 800,000 shares of the Company's common stock previously granted to the person serving as sole Director, CEO and President and the person serving as the Senior Vice President of the Company. At June 30, 2001, outstanding employee and director stock options granted under the 1999 Plan, with various vesting provisions, were as follows:



                     Number of          Exercise
                      Shares              Price            Expiration Date
                     ---------        --------------       ---------------

                        600,000           $0.75            July 1, 2004
                        215,000            3.00            December 1, 2004
                        200,000            0.75            December 1, 2004
                         10,000            1.45            December 1, 2004
                        500,000            0.44            December 13, 2005
                    -----------
                      1,525,000
                    ===========


         These re-pricings have resulted in variable accounting, which required the computation and recording of no stock based compensation expense for the quarter ending June 30, 2001 because the fair market value of the stock as of June 30, 2001 was below the option exercise price. In accordance with the Financial & Accounting Standards Board (FASB) FIN 44, the expense related to these options was based on the difference between the market value of the stock and the option exercise price in this reporting period.


         2000 Stock Option Plan

         On September 1, 2000, subject to Shareholder approval, the Company granted incentive stock options to purchase 95,000 shares of the Company's common stock to nine full time employees and non-qualified stock options to purchase 61,000 shares of the Company's common stock to certain key consultants under the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Stock Option Plan expired before the Company obtained shareholder ratification.

BINGO.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       STOCKHOLDERS' EQUITY (Continued)

         Therefore, for financial reporting purposes, there were no stock options outstanding as of June 30, 2001 for the 2000 Stock Option Plan. The following table summarizes information about stock option transactions for the period ended June 30, 2001 related to the 1999 Stock Option Plan.

                                                                                         Weighted
                                                                                         average
                                                                                         exercise
                                                                          Shares          price
                                                                       ------------    ------------
                  Options outstanding at December 31, 1998                       --    $         --

                  Granted                                                 1,025,000            3.72
                  Exercised                                                      --              --
                  Canceled                                                       --              --
                                                                       ------------    ------------

                  Options outstanding at December 31, 1999                1,025,000            3.72

                  Granted - including repriced shares                     1,300,000            0.63
                  Exercised                                                      --              --
                  Canceled - repriced shares                               (800,000)           3.92
                                                                       ------------    ------------

                  Options outstanding at December 31, 2000                1,525,000    $       0.96
                  Granted                                                        --              --
                  Exercised                                                      --              --
                  Canceled                                                       --              --

                                                                       ------------    ------------

                                                                       ------------    ------------



                                                                       ------------    ------------

                  Options outstanding at June 30, 2001                    1,525,000    $       0.96
                                                                       ============    ============

         On May 31, 2001, the Company's Board of Directors adopted the 2001 Stock Option Plan (the "2001 Plan"). On June 4, 2001, the Company granted, subject to shareholder approval, incentive stock options to purchase 280,000 shares of the Company's common stock to nine full-time employees and non-qualified stock options to purchase 91,000 shares of the Company's common stock to certain key consultants under the 2001 Plan. The options were granted at an exercise price of $0.20 per share, which was at a premium to the fair market value of the Company's common stock on June 6, 2001, the date of grant. On June 6, 2001, the closing stock price from the Company's common shares on the OTCBB was $0.16 per share. The options vest over various periods as to be determined by the Board of Directors. As at June 30, 2001, the terms of the option agreements have not been finalized. The 2001 plan was approved by a majority of the Company's shareholders at the annual general meeting held in June, 2001.

8.       WARRANTS

         As at June 30, 2001 the Company has warrants outstanding enabling the holders to acquire 12,000,000 common shares of the Company at a price of $0.25 per share, expiring on April 16, 2004.

9.       RELATED PARTY TRANSACTIONS

         In 2000, the Company provided an interest-free loan to the Company's Sole Officer and Director of $56,484 Canadian dollars ($37,686 US dollars), repayable over 12 months. As of June 30, 2001 and December 31, 2000, $28,122 and $47,070 Canadian dollars ($18,569 and $31,405 US dollars), respectively, remained outstanding.

BINGO.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       RELATED PARTY TRANSACTIONS (Continued)

         In April 2001, the original employment agreement with the President, CEO and Director ("President") of the Company was cancelled and a new agreement was entered into indicating a salary of $175,000 for the first year of employment with increases to $200,000 for the second year and $225,000 for the third year. The agreement also stipulates 750,000 shares of common stock will be issued to the President. They were issued in July, 2001. The shares will be held in escrow for a period of one year. The shares will be released upon the earlier of (i) the last day of the escrow period or (ii) the date that employment is terminated, once the escrow period has expired. If termination occurs prior to the escrow period, then all shares will be surrendered and gifted back to the Company. The agreement acknowledges and honors the previous stock option grants totaling 1,100,000 common stock options under the 1999 Stock Option Plan and the salary advance without interest. The agreement also includes several covenants not to compete and specifically refers to assignment, intellectual property protection, and copyrights in working.


10.      SUBSEQUENT EVENT

         Subsequent to June 30,2001, the Company issued the 750,000 shares of common stock to the President under the revised employment agreement as disclosed in Note 9.

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

Bingo.com has incurred significant losses since inception, and as of June 30, 2001 had an accumulated deficit of $7,435,305. Bingo.com has made a significant investment in the development of the website, purchase of the domain name, branding, marketing and maintaining operations.

As of the date of this Report, the Company has utilized substantially all of its available funding. The Company's continuation as a going concern will depend on its ability to raise additional capital. No assurance can be given that the Company will be able to raise additional funds. In the absence of such funds, the Company will be required to cease operations.

RESULTS OF OPERATIONS

The quarter ended June 30, 2001 was the continuation of our second year of generating operating revenues. Initially, our strategy was to develop an online gaming operation with an initial focus on bingo. Due to adverse changes in North American gaming laws, in August 1999 our board, decided to prohibit gaming in jurisdictions with laws that prohibit online gaming. From August 1999 to December 31, 1999, we revised our business plan and focused on the alternative of developing our prize-based, play for free games with an emphasis on entertainment. In December 1999, we launched a beta version of our first play for free game and our revamped website. In 2000, our board announced the discontinuance of our Antigua based gaming operation and we applied all of its resources to our revised business plan. In 1999, we had just begun active business operations, but as we were still in the development stage, no revenues were yet being generated. The company began to see growth in revenues in 2000, but this should be kept in mind when making direct comparisons to the operating results of the quarter ended June 30, 2001 to that ended June 30, 2000.

Balances as of June 30, 2001 compared to December 31, 2000:

Total assets decreased to $2,162,402 as of June 30, 2001 compared to $2,715,258 at the beginning of the fiscal year. In the six months ended June 30, 2001, we invested $30,751 in office and computer equipment, including software and development, compared to $152,789 in 2000. Our cash position decreased by $ 69,460 from December 31, 2000 and our working capital position at June 30, 2001 was a deficit of $798,298. Accounts receivable decreased from $268,849 at December 31, 2000 to $119,288 at June 30, 2001, partially due to adverse market conditions and the increase in the allowance for doubtful accounts to $93,699 at June 30, 2001 from $36,949 at December 31, 2000.

Total Liabilities increased to $1,967,531 at June 30, 2001 from $1,331,237 at December 31, 2000. The increase was primarily due to the debenture payable as described in Item 2, Changes in Securities and Use of Proceeds.

Quarter Ended June 30, 2001 Compared to the Quarter Ended June 30, 2000:

Of the $600,941 of total expenses for operations for the quarter ended June 30, 2001, $363,886 was for general and administrative expenses associated with our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees for preparation and review of our registration statement, insurance and other general corporate and office expenses. We recorded $165,837 for amortization of capital assets and the value of the domain name in the second quarter of 2001, compared to $168,992 in 2000.

Sales and marketing expenses were $71,218 for the quarter ended June 30, 2001 and were $93,054 for the quarter ended June 30, 2000. We incurred costs of $13,823 in the quarter ended June 30, 2001 and $70,074 in the same quarter of 2000 for marketing, co-brand advertising and key word buys for our game site. The balance of marketing and advertising expenses consists of payroll and consultant's costs, travel and office costs.

We had a net loss of $422,986 or $.04 per share for the quarter ended June 30, 2001, compared to a loss of $1,168,276 or $.12 per share for the quarter ended June 30, 2000. The second quarter of 2001 included net interest expense of $53,149, primarily due to interest on long term debt payments, whereas the same quarter in 2000 included net interest income of $21,360 earned on our surplus cash balances. We expect continued losses in the foreseeable future as we continue to expand and develop our website and the technologies related to new games.

Revenue generation and operating income are dependent upon the utilization of significant cash resources for development, advertising and promotion, new games, and our future successes at attracting advertising customers and new product development.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares in the second quarter of 2001. We did repay $90,000 of short-term loans. We did not lease any additional capital assets; however, we paid $38,162 under contractual terms for previously existing leases. In the quarter ended June 30, 2001, we generated revenue of $475,064 from our sales operations, compared to $57,588 of sales generated in the second quarter of 2000.

As at June 30, 2001, we had cash and cash equivalents of $100,823 versus $1,747,277 at June 30, 2000. Our working capital position at June 30, 2001 was a deficit of $798,298. In the first six months of 2001, we used $569,419 for operating activities, and $211,879 for investing activities, compared to 2000 uses of $1,381,078 and $202,789, respectively. Made payments of $181,128 on the domain name debt in the first half of 2001, and $50,000 in the first half of 2000.

In April, 2001, we negotiated a debt financing (debenture) for $1,250,000. We expect that the cash proceeds received from this financing of $750,000 at June 30, 2001, in conjunction with the cash flow generated from operations, will be sufficient to maintain and grow our operations as intended. The Holders of the debenture received a total of 12,000,000 shares of common stock purchase warrants at an exercise price of $0.25 per share exercisable for a period of three years from the date of the Debenture. The Holders have the right, but no the obligation, to elect to convert any or all of the principal amount of the debenture into shares of the Company's common stock at a conversion price of $0.125 per share. The debenture is secured by all assets of the Company.


RISK RELATED TO THE COMPANY'S BUSINESS

Need For Additional Capital

The Company has recorded substantial operating losses and, as of June 30, 2001, has an accumulated deficit of approximately $7,435,305. The Company believes that cash funds will provide operating capital until December 31, 2001, and if the Company launches its intended new game product prior to December 31, 2001, the Company does not anticipate that it will require additional funding before it can finance its operations and growth wholly on internally generated funds. Should the new product not launch prior to December 31, 2001, the Company anticipates that it will require additional funding to finance its operations and growth.

Large Operating Losses Expected to Continue

As discussed above, the Company has accumulated substantial net losses through June 30, 2001. Since inception, the Company has not had material revenues, and has recognized substantially half of its revenues from barter transactions.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not currently a party to any legal proceeding, and was not a party to any legal proceeding during the fiscal period ended June 30, 2001. Management of the Company is currently not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 2.           Changes in Securities and Use of Proceeds

On April 16, 2001, as previously disclosed in the Company's current report on Form 8-K filed with the Securities Exchange Commission on May 3, 2001, the Company received a loan from and issued a convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation ($750,000), and to Bingo, Inc., an Anguilla corporation ($500,000) ("the Holders"). The Company promises to pay to the Holders, an amount equal to U.S.$1,250,000, together with simple interest at the fixed rate per annum of twelve percent (12%), with interest accruing and payable on the outstanding principal amount of this Debenture. The Holders of the loan received a total of 12,000,000 common share purchase warrants, entitling the holders to purchase an aggregate of 12,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share exercisable for a period of three years from the date of the Debenture. The Holders have the right, but not the obligation, to elect to convert any or all of the principal amount of the Debenture into shares of the Company's common stock at a conversion price of $0.125 per share. The Debenture is secured by all assets of the Company. Drawdowns of principal under this Debenture are scheduled as follows:


                  Date                             U.S. Dollars
                                                   ------------
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

As at June 30, 2001, the Company had drawn down $750,000.


Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 27, 2001 for the purposes of electing our directors, to ratify the appointment of Grant Thornton LLP as our independent auditors for the 2001 fiscal year, to ratify and approve the Company's 1999 Stock Option Plan, to ratify and approve the Company's 2001 Stock Option Plan and to ratify and approve the amendments to the Company's bylaws.

All nominees for directors were elected, the appointment of auditors was ratified, the Company's 1999 Stock Option Plan was ratified, the Company's 2001 Stock Option Plan was ratified and the amendments to the Company's bylaws were ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                                 For              Against         Abstain

David Chalk                          5,313,383              350           23,554
Shane Murphy                         5,309,241            4,492           23,554
Randy Peterson                       5,313,633              100           23,554
Mitch White                          5,313,483              250           23,554

Proposal to ratify the appointment of Grant Thornton LLP as our independent auditors for the 2001 fiscal year.

For                                         Against                    Abstain

5,267,457                                    17,670                     52,160

Proposal to ratify and approve the Company's 1999 Stock Option Plan.

For                                         Against                    Abstain

5,150,097                                   150,382                     36,808

Proposal to ratify and approve the Company's 2001 Stock Option Plan.

For                                         Against                    Abstain

5,181,933                                   118,412                     36,942

Proposal to ratify and approve the amendments to the Company's bylaws.

For                                         Against                    Abstain

5,249,058                                    57,294                     36,590



The following votes were required (and received) for the adoption of the Bingo.com, Inc. 1999 Stock Option Plan, the 2000 Stock Option Plan and the amendments to the Company's bylaws: the affirmative vote of a majority of the outstanding shares of the Company's Common Stock voting in person or by proxy at the annual meeting, with each share of Common Stock having one-tenth of a vote per share.

Item 5.   Other Information

In April 2001, in connection with the issuance of the convertible debenture issued to the Holders as disclosed above under Item 2, the original employment agreement with the President, CEO and Director ("President") of the Company was cancelled and a new agreement was entered into indicating a salary of $175,000 for the first year of employment with increases to $200,000 for the second year and $225,000 for the third year. The agreement also stipulates 750,000 shares of common stock will be issued to the President. The shares will be held in escrow for a period of one year. The shares will be released upon the earlier of (i) the last day of the escrow period or (ii) the date that employment is terminated, once the escrow period has expired. If termination occurs prior to the escrow period, then all shares will be surrendered and gifted back to the Company. The agreement acknowledges and honors the previous stock option grants totaling 1,100,000 common stock options under the 1999 Stock Option Plan and the salary advance without interest. The agreement also includes several covenants not to compete and specifically refers to assignment, intellectual property protection, and copyrights in working. As at June 30, 2001, the 750,000 shares of common stock had not yet been issued.

In July, 2001, as previously disclosed in the Company's current report on Form 8-K filed with the Securities Exchange Commission on July 9, 2001, the Company relocated its executive offices from Marina Del Rey, California, to Vancouver British Columbia, Canada.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

3(ii)     Bylaws of the Company as amended and currently in effect
--------- -----------------------------------------------------------------------------------

4.1       $1,250,000.00 Convertible Debenture*
--------- -----------------------------------------------------------------------------------

4.2       Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands
          corporation ("RRV") and Bingo, Inc.*
--------- -----------------------------------------------------------------------------------

4.3       Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands
          corporation ("RRV") and Bingo, Inc.*
--------- -----------------------------------------------------------------------------------

10.1      Non Qualified Stock Option Plan**
--------- -----------------------------------------------------------------------------------

10.2      2001 Stock Option Plan**
--------- -----------------------------------------------------------------------------------

10.3      Employment Agreement dated April 16, 2001, between the Company and Shane Murphy
--------- -----------------------------------------------------------------------------------

*Previously filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2001, on June 25, 2001.

**Previously filed with the Company's Definitive Proxy Statement on Schedule 14A on June 12, 2001.

Reports on Form 8-K.

During the quarter covered by this report, the Company filed the following reports on Form 8-K.

Form 8-K filed on April 6, 2001, reporting the termination of the proposed acquisition of acquisition of The Lottery Channel Inc. and the execution of a letter of intent proposing a financing arrangement with Bounceback Technologies.Com, Inc.

Form 8-K filed on May 3, 2001, reporting the termination of the letter of intent proposing a financing arrangement with Bounceback Technologies.Com, Inc., and reporting the execution of a definitive financing arrangement between the Company, Redruth Ventures Inc. a British Virgin Islands corporation ("RRV") and Bingo, Inc an Anguillia corporation ("BI") (collectively the "Holders").

Form 8-K filed on July 9, 2001, reporting on the events and outcome of the business conducted at the Company's Annual General Meeting held June 27, 2001.

Form 8-K filed on August 14, 2001, reporting the change of independent accountants from Grant Thornton, LLP to Davidson & Company, Chartered Accountants.

                                  *SIGNATURES*

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BINGO.COM, INC.

                                   (Registrant)

Date:    August 17, 2001           /S/ "Shane Murphy"
                                   ------------------
                                   Shane Murphy, Chairman of the Board,
                                   Chief Executive Officer, President, Treasurer
                                   and Secretary
                                   (Principal Executive and Accounting Officer)

                                  Exhibit Index

3(ii)      Bylaws of the Company as amended and currently in effect
---------- -----------------------------------------------------------------------------------

4.1        $1,250,000.00 Convertible Debenture*
---------- -----------------------------------------------------------------------------------

4.2        Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands
           corporation ("RRV") and Bingo, Inc.*
---------- -----------------------------------------------------------------------------------

4.3        Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands
           corporation ("RRV") and Bingo, Inc.*
---------- -----------------------------------------------------------------------------------

10.1       Non Qualified Stock Option Plan**
---------- -----------------------------------------------------------------------------------

10.2       2001 Stock Option Plan**
---------- -----------------------------------------------------------------------------------

10.3       Employment Agreement dated April 16, 2001, between the Company and Shane Murphy
---------- -----------------------------------------------------------------------------------

*Previously filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2001, on June 25, 2001.

**Previously filed with the Company's Definitive Proxy Statement on Schedule 14A on June 12, 2001.