Form 10-Q
period 2001-09-30
BINGO COM INC
filed 2001-11-14
CIK 1087853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                        Commission File Number: 000-27339
                                                ---------

                                 BINGO.COM, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                           98-0206369
---------------------------------                -----------------------------
(State or Other Jurisdiction                             (IRS Employer
     of Incorporation)                                  Identification No.)

                    3RD FLOOR, 1286 HOMER STREET, VANCOUVER,
                        BRITISH COLUMBIA, CANADA V6B 2Y5
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 647-6407
                    ----------------------------------------
              (Registrant's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, was 10,854,608 on November 13, 2001.

                                 BINGO.COM, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION..........................................................       2

     ITEM 1.      Financial Statements..................................................       2

        CONSOLIDATED BALANCE SHEETS.....................................................       2

        CONSOLIDATED STATEMENTS OF OPERATIONS...........................................       3

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.................................       4

        CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................       5

     ITEM 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................................      11

     ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.............      17

PART II - OTHER INFORMATION ............................................................      18

     ITEM 1.     Legal Proceedings......................................................      18

     ITEM 2.     Changes in Securities and Use of Proceeds..............................      18

     ITEM 3.     Defaults Upon Senior Securities........................................      18

     ITEM 4.     Submission of Matters to a Vote of Security Holders....................      18

     ITEM 5.     Other Information......................................................      19

     ITEM 6.     Exhibits and Reports on Form 8-K.......................................      23

SIGNATURES..............................................................................      25

EXHIBIT INDEX...........................................................................      26


                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

BINGO.COM, INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)


                                                                       September 30, 2001    December 31, 2000
                                                                       ------------------    -----------------
                                                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                $      24,234      $      174,463
  Accounts receivable, net of allowance for doubtful
    accounts of $65,204 (2000 - $36,949)                                         170,860             268,849
  Note receivable from officer                                                         -              31,405
  Prepaid expenses                                                                90,268              51,128
                                                                           -------------      --------------
                                                                                 285,362             525,845
                                                                           -------------      --------------
Fixed assets                                                                     501,746             506,897

Other assets                                                                      23,365              37,286

Domain name rights, net                                                        1,354,918           1,645,230
                                                                           -------------      --------------
                                                                           $   2,165,391      $    2,715,258
                                                                           =============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $     867,453      $      517,081
  Contract payable - current portion                                             276,478             270,165
  Loan payable                                                                    61,390                   -
  Capital leases - current portion                                               178,864             166,855
                                                                           -------------      --------------
                                                                               1,384,185             954,101
                                                                           -------------      --------------

Contract payable, net of current portion                                               -             276,476

Debenture payable (note 3)                                                       900,000                   -

Capital leases, net of current portion                                            30,367             100,660

Stockholders' equity (deficiency):
  Common stock - $0.001 par value; authorized 50,000,000 shares;
    issued and outstanding: 10,838,608 shares at September 30, 2001
    and 10,104,608 shares at December 31, 2000 (note 4)                           10,839              10,105
  Additional paid-in-capital                                                   7,699,166           7,629,900
  Accumulated deficit                                                         (7,828,579)         (6,250,335)
  Accumulated other comprehensive loss                                           (30,587)             (5,649)
                                                                           -------------      --------------
                                                                                (149,161)          1,384,021
                                                                           -------------      --------------
                                                                           $   2,165,391      $    2,715,258
                                                                           =============      ==============

Commitments (note 5)
Subsequent events (note 6)


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED)



                                                                Three months                       Nine months
                                                             ended September 30,                ended September 30,
                                                      ------------------------------    ------------------------------
                                                           2001             2000             2001              2000
                                                      ------------      ------------    ------------      ------------
Revenue                                               $    333,603      $    544,416    $  1,391,471      $    606,284

Cost of revenue                                            143,573           274,726         851,423           303,326
                                                      ------------      ------------    ------------      ------------

Gross profit                                               190,030           269,690         540,048           302,958

Operating Expenses:
 Sales and marketing                                        56,960           290,231         221,272           594,616
 General and administrative                                325,746           834,178       1,302,949         1,861,329
 Interest expense                                           41,238            22,785          99,900            23,482
 Website development                                             -            49,103               -           233,326
 Depreciation and amortization                             159,362           179,880         495,992           359,960
                                                      ------------      ------------    ------------      ------------
                                                           583,306         1,376,177       2,120,113         3,072,713
                                                      ------------      ------------    ------------      ------------
Loss from continuing operations                           (393,276)       (1,106,487)     (1,580,065)       (2,769,755)

Other income (expense):
 Interest income                                                 -                 -           1,504            22,932
 Dividend income                                                 -            17,977             317            41,359
 Loss on disposal of discontinued operations                     -                 -               -           (45,899)
                                                      ------------      ------------    ------------      ------------
Net loss                                              $   (393,276)     $ (1,088,510)   $ (1,578,244)     $ (2,751,363)
                                                      ============      ============    ============      ============

Net loss per share,
 basic and diluted                                    $      (0.04)     $      (0.11)   $      (0.15)     $      (0.27)
                                                      ------------      ------------    ------------      ------------

Weighted average common shares
 outstanding, basic and diluted                         10,756,190        10,069,842      10,311,135        10,054,308
                                                      ============      ============    ============      ============


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(EXPRESSED IN U.S. DOLLARS)

Nine months ended September 30, 2001
(UNAUDITED)

                                                                                     Accumulated
                                                                                       other
                                                                                    comprehensive
                                                                                        loss
                                                                                   --------------
                                                                                       Foreign                       Total
                                                 Common Stock          Additional      Currency                    Stockholders'
                                           ------------------------     Paid in      Translation                      Equity
                                             Shares         Amount      Capital       Adjustment      Deficit      (deficiency)
                                           -----------    ---------   -----------  --------------  -------------  --------------
Balance, December 31, 2000                  10,104,608    $  10,105   $ 7,629,900    $  (5,649)    $ (6,250,335)   $ 1,384,021

Issuance of common stock                       750,000          750        81,750            -                -         82,500

Cancellation of common stock                   (16,000)         (16)      (12,484)           -                -        (12,500)

Comprehensive loss:
  Net loss                                           -            -             -            -       (1,578,244)    (1,578,244)
  Foreign currency translation adjustment            -            -             -      (24,938)               -        (24,938)
                                            ----------    ---------   -----------    ---------     ------------    -----------
                                                                                                                    (1,603,182)
                                            ----------    ---------   -----------    ---------     ------------    -----------
Balance, September 30, 2001                 10,838,608    $  10,839   $ 7,699,166    $ (30,587)    $ (7,828,579)   $  (149,161)
                                            ==========    =========   ===========    =========     ============    ===========


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
Nine months ended September 30, 2001 and 2000
(UNAUDITED)


                                                                        2001             2000
                                                                   -------------    --------------
Cash flows from operating activities:
  Net loss                                                          $(1,578,244)      $(2,751,363)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for loss from discontinued operations                           -            45,899
    Depreciation and amortization                                       495,992           359,960
    Cancellation of shares                                              (12,500)                -
    Stock based compensation costs                                       37,500           247,833
  Change in operating assets and liabilities:
    Accounts receivable                                                  97,989          (151,011)
    Note receivable                                                      31,405                 -
    Prepaid expenses                                                    (39,140)          (29,922)
    Other assets                                                         13,921                 -
    Accounts payable and accrued liabilities                            350,372           178,751
                                                                    -----------       -----------
  Cash used by continuing operations                                   (602,705)       (2,099,853)

  Provision for loss on disposition of
    discontinued operations                                                   -           (45,899)
  Cash used by discontinued operations                                        -            45,899
                                                                    -----------       -----------
  Cash used in operating activities                                    (602,705)       (2,099,853)

Cash flows from investing activities:
  Acquisition of property and equipment                                 (30,751)         (100,308)
  Acquisition of Skill-Bingo game                                      (169,278)                -
  Payments on domain name contract payable                             (270,163)         (130,965)
                                                                    -----------       -----------
  Cash used in investing activities                                    (470,192)         (231,273)

Cash flows from financing activities:
  Capital lease repayments                                              (58,284)         (120,699)
  Loan payable                                                           78,000                 -
  Proceeds from debenture debt                                          900,000                 -
  Repayment of loan payable                                                   -           (53,912)
                                                                    -----------       -----------
  Cash provided by (used in) financing activities                       919,716          (174,611)

Net decrease in cash and cash equivalents                              (153,181)       (2,505,737)

Effect of exchange rates on cash and cash equivalents                     2,952             1,646

Cash and cash equivalents at beginning of period                        174,463         3,382,529
                                                                    -----------       -----------
Cash and cash equivalents at end of period                          $    24,234       $   878,438
                                                                    ===========       ===========
Supplemental disclosure of cash flow information:
  Cash interest paid                                                $    64,029       $    23,482
                                                                    ===========       ===========
Non Cash Transactions:
  Barter transactions                                               $   371,566       $   174,996
  Present value adjustment to domain name rights                              -           734,500
  Issuance of common stock for services rendered                         37,500            52,000
                                                                    ===========       ===========


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in Bingo.com's Annual Report on Form 10-K, filed May 21, 2001 with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

2.  GOING CONCERN

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities and commitments in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $7,828,579 at September 30, 2001, and recurring negative cash flows from operations. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------

3.  DEBENTURE PAYABLE

On April 16, 2001, the Company received a loan from and issued a secured convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation for $750,000, and to Bingo, Inc., an Anguilla corporation for $500,000 (collectively, "the Lenders").

Under the terms of the debentures interest shall accrue on the outstanding principal amount of the debentures at a fixed rate of 12% per annum from the issuance date through April 16, 2003, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006. All principal, accrued but unpaid interest and any other amounts due are due and payable at maturity on April 16, 2006.

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the debentures on the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the Lenders in payment of the debentures will be valued at $0.25 per share.

The Lenders received a total of 12,000,000 common stock purchase warrants at an exercise price of $0.25 per share exercisable for a period of three years from the date of the debenture agreements in exchange for the loans. The Lenders have the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the debentures into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the debentures. The debentures are secured by all assets of the Company.

Drawdowns of principal under the debentures are scheduled as follows:


Date                                        Drawdown
--------------                             -----------
April 16, 2001                             $  250,000
May 1, 2001                                   250,000
June 1, 2001                                  250,000
July 1, 2001                                  150,000
October 1, 2001                               100,000
January 1, 2002                               100,000
April 1, 2002                                 100,000
July 1, 2002                                   50,000

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------

3.  DEBENTURE PAYABLE (CONTINUED)

As at September 30, 2001, the Company had drawndown a total of $900,000 in accordance with the terms of the debentures.

4.  STOCKHOLDERS' EQUITY

During the quarter the Company issued 750,000 shares of common stock to the former President of the Company under a revised employment agreement. The shares are to be held in escrow for a period of one year. After one year, the shares will be released at a rate of at least 125,000 shares per month, in accordance with a formula included in the replacement agreement completed subsequent to period end.

During the quarter, the Company granted options to purchase a total of 600,000 shares of the Company's common stock at an exercise price of $0.30 per share to four members of the board of directors of the Company. The options vest 100% at the grant date and expire on September 21, 2006. The options were granted under the terms of the Company's 2001 Stock Option Plan. The market price for the Company's common stock on the grant date was $0.27.

During the quarter, previously granted options to purchase a total of 75,000 shares of the Company's common stock at exercises prices ranging from $0.44 to $1.45 were cancelled as a result of the termination of the holders' employment or directorship with the Company.

During the quarter, the post-termination exercise period on options to purchase a total of 1,100,000 shares of the Company's common stock held by the former president of the Company was extended from one year to two years. These options, which were granted under the Company's 1999 Non-Qualified Stock Option Plan and have exercise prices ranging from $0.44 to $0.75, now expire on August 31, 2003. No compensation cost was recognized in connection with this extension because the market value of the Company's common stock was less that the exercise price of the options at the effective date of the extension.

During the quarter ended June 30, 2001 the Company disclosed that it had granted options to purchase 371,000 shares of the Company's common stock at an exercise price of $0.20 per share under the Company's 2001 Stock Option Plan, subject to shareholder approval. All of these grants lapsed during the quarter because the grantees ceased to be employees of the Company.

During the quarter, 16,000 shares of common stock previously recorded as issued and outstanding were cancelled.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------

5.  COMMITMENTS

During the quarter ended September 30, 2001, the Company, directly or through its subsidiaries, completed the following agreements:

     (a) Asset purchase and assignment agreement with FYRC Inc. ("FYRC") for the worldwide rights to the Skill-Bingo game. This agreement requires the Company to pay a royalty of 4% of the gross revenue derived from the Skill-Bingo game (as defined in the agreement) commencing September
         18, 2001 until December 31, 2098.

     (b) Agreement with CYOP Systems Inc. ("CYOP") granting the Company a license for a software program known as CrediPlay. Under the terms of the agreement the Company is granted an irrevocable, worldwide, perpetual license to use the software for the support and operation of Bingo's business, and CYOP will provide services for the operation of Bingo's customer service and data center. The initial term of the agreement is three years.

         The license fee payable to CYOP under the terms of the agreement is 25% of the revenue derived from the Skill-Bingo game (as defined in the agreement) received by the Company, with a minimum monthly fee of $60,000. The service fee payable to CYOP under the terms of the agreement is 5% of the revenue derived by the Company from the Skill-Bingo game (as defined in the agreement), with a minimum monthly service fee of $18,000.

     (c) Website hosting and management agreement with NextLevel.com Inc. ("NextLevel") for the provision of Website hosting services for the Company's Website. Pursuant to the terms of the agreement, NextLevel will provide full Website hosting services for the Company's Website for a fee of $12,000 per month, for an initial term of one year.

Certain directors and/or officers of FYRC and CYOP are directors of the Company. In evaluating the Skill-Bingo game and negotiating the asset purchase and assignment agreement, and the CYOP agreement, the Company used criteria such as: market opportunity, competitive advantage, potential revenues and anticipated margins. The Company's board of directors determined that the consideration for each of these transactions was reasonable.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------

6.  SUBSEQUENT EVENTS

Subsequent to quarter end the Company granted to five employees options to purchase a total of 255,000 shares of the Company's common stock at an exercise price of $0.30 per share. The options vest 10% at the grant date, 15% 12 months following the grant date, and 2% per month thereafter. The options were granted under the terms of the Company's 2001 Stock Option Plan, and expire on October 15, 2006. The market price for the Company's common stock on the grant date was $0.19.

Subsequent to period end, the Company also granted options to purchase 75,000 shares of the Company's common stock at an exercise price of $0.30 per share to a former employee of the Company as part of a separation agreement. The options vest 100% at the grant date and expire on October 31, 2002. The options were granted under the terms of the Company's 1999 Stock Option Plan. The market price for the Company's common stock on the grant date was $0.19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements that involve risks and uncertainties, as described below. Bingo.com's actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

FORWARD LOOKING STATEMENTS

ALL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS SHOULD CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVE," "BELIEF," "EXPECT," "PLAN," "ANTICIPATE," "INTEND" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. IN ADDITION, ALL STATEMENTS, TRENDS, ANALYSES AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN NET SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, CONSTITUTE FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH IN THIS ITEM 2. PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPA NY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE COMPANY'S NEED FOR AND THE AVAILABILITY OF CAPITAL RESOURCES, THE EVOLVING NATURE OF ITS BUSINESS MODEL, AND THE RISKS ASSOCIATED WITH SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, READERS SHOULD CONSIDER THE RISKS MORE FULLY DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") AND SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

Since 1999, Bingo.com, Inc. ("Bingo" or the "Company") has been focused on the development of prize-based, play for free Internet games, with an emphasis on entertainment. The Company began to experience revenue growth from these games in fiscal 2000. During the second and third quarter of 2001, the Company began to channel its efforts into the development of a skill-based Internet bingo ga me, know as Skill-Bingo(TM). Skill-Bingo will generate revenue from a network maintenance fee that will be charged to all players. The new Skill-Bingo game began operating and generating revenue on October 26, 2001.

The Company has incurred significant losses since inception, and as of September 30, 2001 had an accumulated deficit of $7,829,000. Bingo will continue to incur losses until its Skill- Bingo game achieves sufficient market penetration and revenue grows. There can be no assurances that either will occur. Bingo.com has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

As of the date of this report, the Company has utilized substantially all of its available funding. The Company's continuation as a going concern will depend on its ability to generate sufficient cash flow from operations to cover operating costs, or to raise additional capital. No assurance can be given that the Company will be able to generate adequate cash flow to fund ongoing operating costs or to raise additional funds. In the absence of sufficient cash flow, the Company may be required to limit operations.

SOURCES OF REVENUE AND REVENUE RECOGNITION

Prior to September 1, 2001, Bingo generated the majority of its revenue from the sale of advertising on its website. Advertising revenue is recognized as the advertising campaign or impressions and clicks are made on the website. Accounts receivable are recorded net of advertising commissions.

Effective September 1, 2001, the Company has contracted an arms length party, NextLevel, to manage the sales of advertising on the Bingo.com Website (see Part II, Item 5 - Other Information). Under the terms of the agreement, NextLevel pays Bingo 50% of all advertising revenue generated from the Company's Website, subject to a minimum monthly fee of $112,000.

In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. Bingo barters portions of the unsold advertising impressions generated by its website in exchange for advertising in media properties owned by third parties. The Company records revenues and costs for such barter transactions at the market value of the advertising exchanged, with no net income or loss recognized. Barter revenue totaled $372,000 for the nine months ended September 31, 2001 and $175,000 for the nine months ended September 31, 2000.

The Company enters into co-branding contracts with its corporate customers. The contracts provide the customer with the ability to allow its visitors the opportunity to play Bingo for free on the customer's website. A monthly fee is charged in accordance with the contract and is recognized in revenue on a monthly basis. Setup fees associated with co-branding contracts are recorded as revenue when the setup process has been completed.

RESULTS OF OPERATIONS

         REVENUE

Revenue declined to $334,000 for the quarter ended September 30, 2001, a decrease of 39% over revenue of $544,000 for the same period in the prior year. Revenue for the nine months ended September 30, 2001 increased to $1,391,000, an improvement of 130% over revenue of $606,000 for the same period in 2000. The reduction in revenue for the third quarter of 2001 can be explained generally by the downturn in the North Ame rican economy and the erosion of the market for Internet advertising. More specifically, the Company had fewer people focused on selling advertising during the quarter ended September 30, 2001, largely because of the changes taking place in the business of the Company.

         COST OF REVENUE

Bingo recorded cost of revenue of $144,000 during the quarter ended September 30, 2001, a drop of $131,000 or 48% compared to costs of $275,000 for the same period in the prior year. The gross margin improved to 57% in 2001 from 50% in the third quarter of the prior year. For the year to date, cost of revenue increased to $851,000, a change of $548,000 or 181% compared to costs of $303,000 for the same period in the prior year. The gross margin on sales decreased to 39% during the nine months ended September 30, 2001, compared to 50% during the same period in the prior year. Cost of revenue consists primarily of commissions paid on the sale of advertising and the market value of advertising exchanged in barter transactions (see above). The changes from the prior year can be explained by the erosion in the North American advertising market that occurred in 2001. It was more difficult to secure advertising revenues, and prices had to be dropped to account for the weaker market. In addition, the Company incurred license and service fees in connection with the licensing of the CrediPlay software that will be used to operate the Company's Skill- Bingo Website (see Part II, Item 5 - Other Information), starting in September 2001.

         SALES AND MARKETING EXPENSES

Sales and marketing expenses dropped to $57,000 for the quarter ended September 30, 2001, a decrease of $164,000 over 2000 quarter three expenses of $290,000. 2001 year to date expenses decreased by $374,000 to $221,000, from expenses of $595,000 for the nine months ended September 30, 2000. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs. All of these amounts decreased in 2001 as a result of changes to the business, particularly as a result of fewer employees being focused on selling. NextLevel performed sales activities for the Company starting in late August, but did not charge the Company for the service until September (see Part II, Item 5 - Other Information).

         GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses decreased to $326,000 for the third quarter of 2001, a reduction of 61% over costs of $834,000 for the same period last year. General and administrative expenses for the 2001 year to date period decreased by $558,000 to $1,303,000, a drop of 30% from the prior year's expenses of $1,861,000. General and administrative expenses declined from the prior year as a result of changes to the business, including moving the Company's offices from California to Vancouver, and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses.

         WEBSITE DEVELOPMENT EXPENSES

Website development expenses are the costs associated with developing content for and the maintenance of the Company's Website and planning costs associated with the new Skill- Bingo game. There were no costs incurred during fiscal 2001, while expenses totaled $49,000 in the third quarter of 2000 and $233,000 for the nine months ended September 30, 2000. The Company completed a software development agreement during the quarter ended September 30, 2001 in connection with the Skill- Bingo game (see Part II, Item 5 - Other Information). Under the terms of the agreement, the Company paid CDN$300,000 to a third party for the development by of the Skill- Bingo game in accordance with the Company's requirements. The full amount of these costs has been capitalized to Website development costs.

The Company adopted EITF 00-2 "Accounting for Web Site Development Costs" and development costs incurred subsequent to June 30, 2000 associated with the Company's Web Site were recorded in accordance with EITF 00-2.

         DEPRECIATION AND AMORTIZATION

Depreciation and amortization includes depreciation on the Company's fixed assets, as well as amortization of the Bingo.com domain name. The Company capitalized the cost of the purchase of the domain name and is amortizing the cost over five years from the date of commencement of operations. Fixed assets are depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $159,000 during the quarter ended September 30, 2001, from $180,000 during the same quarter in the prior year. For the year to date, depreciation and amoritzation increased to $496,000 compared to $360,000 in the prior year. The changes in depreciation and amoritzation can be explained by the fact that the domain name rights were amortized for a longer period of time in fiscal 2001.

         OTHER INCOME AND EXPENSES

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases. Interest expense increased to $41,000 for the three months ended September 30, 2001 compared to $23,000 for the same period in the prior year. Interest expense for the 2001 year to date increased to $100,000, an increase of $77,000 over the prior year's expense of $23,000. The increase is attributable to interest on the debenture drawdowns in 2001. The Company began drawing down the convertible debentures in April 2001, and interest began accruing at that time. There were no such debentures in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Bingo is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources.

Bingo had cash and cash equivalents of $24,000 and a working capital deficit of $1,099,000 at September 30, 2001. This compares to cash and cash equivalents of $174,000 and a working capital deficit of $428,000 at December 31, 2000. The Company continued to incur costs but did not secure adequate new revenue to cover the costs, and this contributed to an erosion of working capital during the quarter ended September 30, 2001.

During the nine months ended September 30, 2001, Bingo used cash of $603,000 in operating activities compared to using $2,100,000 in the same period in the prior year. The reduction in cash used for operations in 2001 demonstrates the effect of the Company's efforts to reduce operating costs in 2001.

During the quarter ended September 30, 2001, Bingo received proceeds of $150,000 from the secured convertible debentures issued by the Company in April, for total proceeds of $900,000 for the 2001 year to date. The funds were used to fund working capital requirements. The debentures bear interest at a rate of 12% per year and are due in April 2006. The Company has an additional $350,000 available under its $1.25 million debenture facility.

RISK RELATED TO THE COMPANY'S BUSINESS

         NEED FOR ADDITIONAL CAPITAL

The Company has recorded substantial operating losses and, as of September 30, 2001, has an accumulated deficit of approximately $7,829,000. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2001. However, subsequent to period end, the Company launched its new Skill- Bingo game, which it expects will provide additional funding to finance operations. There can be no assurances that adequate revenue will be achieved.

         HISTORY OF LARGE OPERATING LOSSES

Since inception, the Company has not had adequate revenue to support operations, and has recognized substantially half of its revenues from barter transactions. The Company has significantly reduced ongoing operating expenses and, subsequent to period end, launched the Skill-Bingo game. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

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

RISKS RELATED TO THE INTERNET AND E-COMMERCE

         VOLATILITY IN STOCK PRICE

The stock market and especially the stock prices of Internet related companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of the Company's stock without regard to the Company's operating performance. The market price of the Company's stock could significantly decrease at any time as a result of this volatility. The uncertainty that results from such volatility can itself depress the market price of the Company's stock.

         DEPENDENCE UPON, AND RISKS RELATED TO, THE INTERNET

While management believes that acceptance and use of the Internet will continue to increase at rapid rates and that additional hits to the site will be made, there can be no assurances that such increase will continue to develop, or that use of the Internet as a means of communication and entertainment will continue or increase. If growth in the use of the Internet does not continue, there may not be an increase in the number of hits to the Company's website at the rates or for the purposes management has assumed. This could, in turn, adversely impact the Company and the results of its business operations. Further, even if acceptance and use of the Internet does increase rapidly, but the technology underlying the Internet and other necessary technology and related infrastructure does not effectively support that growth, the Company's future would be negatively impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2001, Bingo had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The exception is the convertible debentures. The market value of the convertible debentures is not materially different from the book value because the debentures bear interest at market rates at the date of issuance. The fair value of all other financial instruments at September 30, 2001 is not materially different from their carrying value.

To September 30, 2001, substantially all revenues and the majority of cash costs have been realized or incurred in United States dollars. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any legal proceeding during the fiscal period ended September 30, 2001. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

On July 6, 2001, Roger W. Ach, II, filed a complaint in the Court of Common Pleas, Hamilton County, Ohio against the Company in connection with a promissory note issued by the Company. Mr. Ach alleges that on or about May 16, 2001 the Company borrowed the sum of $45,000 and executed and delivered to him a promissory note and that the Company owes him the amount of the Note together with interest from March 16, 2001 at the rate of prime plus 1%. Mr. Ach demands judgment against the Company in the sum of $45,000, plus interest and costs.

On October 5, 2001, the Company filed an Answer, Counterclaim and third party complaint in defense of the proceedings commenced, among other things, denying the allegation that any moneys are due to Mr. Ach and counterclaiming against him and bringing a third party complaint against the Lottery Channel, Inc. for payment of outstanding invoices of $39,168 plus interest, costs and attorney fees.

The Company believes that Mr. Ach's complaint is without merit and intends to vigorously defend these proceedings and believes it is not likely to produce an outcome which would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of changes in securities and use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the period.

ITEM 5.  OTHER INFORMATION

The Company executed the following agreements during the quarter ended September 30, 2001:

ASSET PURCHASE & ASSIGNMENT AGREEMENT

Effective September 19, 2001, the Company entered into an asset purchase and assignment agreement (the "Asset Agreement") with FYRC Inc., a British Virgin Islands incorporated company ("FYRC"), to purchase from FYRC the worldwide rights to all inventions related to a method for Skill-Bingo (the "Skill-Bingo Inventions"). A copy of the Asset Agreement is attached to this report as
Exhibit 10.4.

Under the terms of the Asset Agreement, the Company acquired the worldwide right and title to the Skill-Bingo Inventions and the development of any and all existing or future substitute, divisional, continuation or continuation-in-part patent applications deriving directly or indirectly either in whole or in part from the Skill-Bingo Inventions and any Additional Patent Applications, and otherwise utilize the Skill-Bingo Inventions anywhere in the world, for consideration of 4% of the Gross Revenue derived by the Company commencing on the date of the Agreement and ending on December 31, 2098, with a minimum payment after five years of $200,000.

The Company made an initial payment of $5,000 on the execution of the Asset Agreement. Regular payments are due to commence on February 15, 2002, based on 4% of the Gross Revenue derived by the Company commencing on the date of the Asset Agreement and ending on December 31, 2001 (the "First Business Quarter"), and on the sixtieth (60th) day of each of the following Business Quarters following the First Business Quarter, 4% of the Gross Revenue of the Company for the immediately preceding Business Quarter.

SOFTWARE LICENSE, TECHNICAL SUPPORT, AND OPERATION OF CUSTOMER SERVICE & DATA CENTRE AGREEMENT

Effective September 1, 2001, the Company's wholly owned subsidiary Bingo.Com (Canada) Enterprises Inc. ("Bingo Canada") entered into an agreement (the "Software Agreement") with CYOP Systems Inc., a Barbados incorporated company ("CYOP"), with respect to the grant of a licence for a software program known as "CrediPlay" (the "Software"), developed by CYOP. Crediplay is an online financial network offering Pay-for-Play tournaments, and Pay-per-Use integrated games, products, and services for licensed users, and which includes an integrated credit card and financial payment processing application that permits licensed users to access and utilize the services of credit card organizations and collect, record, and distribute financial payments in the course of the licensed users' business activities. A copy of the Software Agreement is attached to this report as Exhibit 10.7.

Pursuant to the Software Agreement, CYOP has granted to Bingo Canada, an irrevocable, worldwide, perpetual license to use the Software for the support and operation of Bingo Canada's business, and CYOP will provide services for the operation of Bingo Canada's customer service and data center. The initial term of the agreement is three years. The license fee payable to CYOP under the terms of the agreement is 25% of the Network Maintenance Fees derived from the Skill- Bingo game (as defined in the agreement) by Bingo Canada, with a minimum monthly fee to CYOP of $60,000. The service fee payable to CYOP under the terms of the agreement is 5% of Network Maintenance Fees received by Bingo Canada from the Skill-Bingo game, with a minimum monthly fee to CYOP of $18,000, including all hosting duties.

SOFTWARE DEVELOPMENT AGREEMENT FOR SKILL-BINGO

Effective May 1, 2001, Bingo Canada entered into an agreement (the "Development Agreement") with Moshpit Entertainment Inc., a British Columbia incorporated, wholly owned subsidiary of CYOP ("Moshpit"), with respect to the development of the Skill- Bingo game acquired by the Company from FYRC in connection with the Skill- Bingo Inventions. A copy of the Development Agreement is attached to this report as Exhibit 10.8.

Pursuant to the Development Agreement, Bingo Canada retained Moshpit to develop the Skill-Bingo game in the form of a computer program that incorporates design concepts and specifications as determined by Bingo Canada and set out in the Development Agreement, and that operates efficiently over the Internet, for an aggregate consideration of CDN$300,000.

AGREEMENT FOR SITE MANAGEMENT, MARKETING AND INTERNET ADVERTISING SERVICES

Effective September 1, 2001, the Company signed an agreement (the "Management Agreement") with NextLevel Inc., a British Columbia incorporated company ("NextLevel") with regard to the provision by NextLevel of services, software and computer equipment to host the Company's Website on NextLevel's Web server for access by Internet users. A copy of the Management Agreement is attached to this Report as Exhibit 10.6.

Pursuant to the Management Agreement, NextLevel has acquired the right to the use of all of the advertisements and email lists which are available for inclusion or display in the Company's Website, and the right to retain all advertising fees paid by third parties for advertising on the Company's Website in consideration for which NextLevel will pay to the Company, monthly, in arrears, a non-refundable fee, equal to 50% of all advertising fees collected by NextLevel in the preceeding month, with a minimum monthly fee payable by NextLevel to the Company of $112,000 per month.

WEBSITE HOSTING & MANAGEMENT AGREEMENT

Effective September 1, 2001, the Company entered into an agreement (the "Hosting Agreement") with NextLevel.com Inc., a Nevada incorporated company ("NextLevel.com"), a wholly owned subsidiary of NextLevel, with regard to the provision of Website hosting services for the Company's Website. A copy of the Hosting Agreement is attached to this Report as Exhibit 10.5.

Pursuant to the Hosting Agreement, NextLevel has been engaged to provide full Website hosting services for the Company's Website, including the provision of a minimum of 100 gigabytes disk space, 15 MBS of sustained bandwidth related to the Website and site management to include systems administration on a 24/7 basis, daily site back-up with remote location back up and ongoing security monitoring, for consideration of a fee of $12,000 per month. The Hosting Agreement provides that the Company may increase the sustained bandwidth for an additional fee. In evaluating the Skill-Bingo Inventions and negotiating the Asset Agreement, the Management Agreement, and the Hosting Agreement, the Company used criteria such as: market opportunity, competitive advantage, potential revenues and anticipated margins. The Company's board of directors determined that the consideration for each of these transactions was reasonable.

In evaluating and negotiating the Software Agreement and the Development Agreement, Bingo Canada used criteria such as: market opportunity, competitive advantage, potential revenues and anticipated margins. The Directors of Bingo Canada determined that the consideration for each of the transaction was reasonable.

Mr. White and Mr. Petersen, directors of the Company, are beneficial shareholders of FYRC, and disclosed their interest to the Company in advance of the approval of the Asset Agreement, and abstained from approving the Asset Agreement.

Mr. White, a director of the Company is a director, officer and beneficial shareholder of CYOP. CYOP is also the parent company of Moshpit. Mr. White disclosed his interest to the Company in advance of the approval of the Software Agreement and the Development Agreement, and abstained from approving either agreement

A company in which Mr. White, a director of the Company is a director, officer and beneficial shareholder of, has an agreement with respect to the acquisition of NextLevel and all of its subsidiaries. Mr. White, disclosed his interest to the Company in advance of the approval of the Management Agreement, and abstained from approving the Management Agreement.

AMENDED TERMINATION AGREEMENT

As previously disclosed in the Company's Current Report on Form 8-K, filed with the SEC on August 20, 2001, the Company entered into a termination agreement with Shane Murphy (the "Murphy Agreement"), the former President and a director of the Company. Effective November 9, 2001, the Company and Mr. Murphy agreed (the "Second Agreement") to replace the Murphy Agreement with the following agreement:

     1. The Cdn$120,000 cash payment stipulated in the Murphy Agreement is cancelled;
     2. In accordance with the Murphy Agreement previously disclosed, the Company will pay Mr. Murphy Cdn$130,000 by issuing to Mr. Murphy, 250,000 validly issued and outstanding fully paid and non-assessable Common shares of the Company (the "Shares"), issued as "restricted securities" and subject to the conditions of the resale exemption provided by U.S. Securities and Exchange Commission Rule 144;

     3. The 750,000 shares of commons stock of Bingo previously issued to Mr. Murphy pursuant to the Murphy Agreement will be delivered into escrow (the "Escrow") and not released to Mr. Murphy until the relevant regulatory hold periods have expired, and will then be released to Mr. Murphy on the 1st day of each following month at the rate of the greater of:
         (i)  125,000 shares; or
         (ii) that number of shares equal to 10% of the number of Bingo shares sold (viz. excluding double counting) through the NASDAQ Over the Counter Bulletin Board market during the preceding month;
     4. All 1,100,000 stock options previously granted to Mr. Murphy to purchase up to 1,100,000 Common shares of the Company (the "Options") held by Mr. Murphy will vest immediately, and will expire on August 31, 2003. Any shares issued pursuant to the exercise of Options will be held as part of the Escrow;
     5. The Company and Mr. Murphy will execute mutual releases in favor of each other.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.


EXHIBIT
NUMBER      DESCRIPTION
--------    -----------

4.1         $1,250,000.00 Convertible Debenture**

4.2 Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands Corporation ("RRV") and Bingo, Inc.**

4.3 Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands Corporation ("RRV") and Bingo, Inc.**

10.1 Employment Agreement dated April 16, 2001, between the Company and Shane Murphy*

10.2 Termination Agreement dated August 17, 2001, between the Company and Shane Murphy***

10.3        Consulting Agreement dated August 20, 2001, between the Company T.M.
            Williams (Row), Ltd., and T.M. Williams***

10.4 Asset Purchase & Assignment Agreement dated September 18, 2001 between the Company and FYRC Inc.

10.5 Website Hosting & Management Agreement dated September 1, 2001 between the Company and NextLevel.com Inc.

10.6 Agreement for Site Management, Marketing and Internet Advertising Services Dated September 1, 2001 between the Company and NextLevel Inc.

EXHIBIT
NUMBER      DESCRIPTION
--------    -----------

10.7 Software License, Technical Support, And Operation Of Customer Service & Data Centre Agreement dated September 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and CYOP Systems Inc.

10.8 Software Development Agreement For Skill-Bingo dated May 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and Moshpit Entertainment Inc.


*Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on August 20, 2001.

**Previously filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2001, on June 25, 2001.

***Previously filed with the Company's current report on Form 8-K reporting events as at August 20, 2001, filed on August 27, 2001.



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

Form 8-K filed on August 27, 2001, reporting the changes in the board of directors and the executive officers of the Company.

Form 8-K/A filed on September 24, 2001, filing a copy of the letter of the Former Auditor, Grant Thornton LLP, on the change of independent accountants from Grant Thornton, LLP to Davidson & Company, Chartered Accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant ha s duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BINGO.COM, INC.
                                    -------------------------------------
                                               (Registrant)


Date:    November 12, 2001          /S/ Tryon Williams
         -----------------          -------------------------------------
                                    Tryon Williams, Chairman of the Board,
                                    Chief Executive Officer, President and
                                    Secretary
                                    (Principal Executive and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
--------    -----------

4.1         $1,250,000.00 Convertible Debenture**

4.2 Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands corporation ("RRV") and Bingo, Inc.**

4.3 Common Stock Purchase Warrant (Redruth Ventures Inc. a British Virgin Islands corporation ("RRV") and Bingo, Inc.**

10.1 Employment Agreement dated April 16, 2001, between the Company and Shane Murphy*

10.2 Termination Agreement dated August 17, 2001, between the Company and Shane Murphy***

10.3        Consulting Agreement dated August 20, 2001, between the Company T.M.
            Williams (Row), Ltd., and T.M. Williams***

10.4 Asset Purchase & Assignment Agreement dated September 18, 2001 between the Company and FYRC Inc.

10.5 Website Hosting & Management Agreement dated September 1, 2001 between the Company and NextLevel.com Inc.

10.6 Agreement for Site Management, Marketing and Internet Advertising Services dated September 1, 2001 between the Company and NextLevel.com Inc.

10.7 Software License, Technical Support, And Operation Of Customer Service & Data Centre Agreement dated September 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and CYOP Systems Inc.

10.8 Software Development Agreement For Skill-Bingo dated May 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and Moshpit Entertainment Inc.


*Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on August 20, 2001.

**Previously filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2001, on June 25, 2001.

***Previously filed with the Company's current report on Form 8-K reporting events as at August 20, 2001, filed on August 27, 2001.