Form 10-K
period 2001-12-31
BINGO COM INC
filed 2002-04-01
CIK 1087853

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

                  For the fiscal year ended: December 31, 2001
                                       Or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                        Commission file number:000-26319

                                 BINGO.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                              98-0206369
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                         1166 Alberni Street, Suite 1405
                         Vancouver, BC, Canada, V6E 3Z3
                                 (604) 694-0300
                    -----------------------------------------
                    (Address of principal executive offices,
                           zip code, and phone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 22, 2002 being $0.12 per share: $1,303,000.

The number of shares of the Registrant's common stock outstanding on March 22, 2002 was 10,854,608. The Registrant's common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol BIGR.


DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

PART I.........................................................................3

     ITEM 1.   BUSINESS........................................................3

     ITEM 2.   PROPERTIES.....................................................27

     ITEM 3.   LEGAL PROCEEDINGS..............................................27

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............28

PART II.......................................................................29

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................29

     ITEM 6.   SELECTED FINANCIAL DATA........................................31

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION.............................33

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....43

PART III......................................................................44

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................44

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................71

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............74

     ITEM 11.  EXECUTIVE COMPENSATION.........................................76

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................80

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................82

PART IV.......................................................................83

     ITEMS 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K............................................83

     SIGNATURES...............................................................84

     EXHIBIT LIST.............................................................85

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. DISCUSSIONS CONTAINING FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH UNDER "BUSINESS," "BUSINESS - RISKS RELATED TO OUR BUSINESS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS WELL AS IN THIS ANNUAL REPORT GENERALLY. WE GENERALLY USE WORDS SUCH AS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "PLANS," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING THE RISKS DESCRIBED UNDER "BUSINESS - RISKS RELATED TO OUR BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT.


ITEM 1.  BUSINESS

INTRODUCTION

Bingo.com, Inc. (the "Company" or "Bingo") is in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, pay-to-play skill games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. The Company envisions becoming the preeminent bingo-based Web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers. The Company's existing Website has attracted over 800,000 registered users; the Company intends to continue to build on this subscriber base to further develop its online presence.

The Company generates revenue from two principal sources: the free Website, which is supported by advertising revenue; and the skill Website, built around the Company's patent pending BiG'r Bingo skill bingo game, which generates revenue by charging users a small network maintenance fee to play skill based bingo games.

The free site provides content to our players in the form of free-to-play, multiplayer theme Bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines. We also offer our registered players other forms of entertainment such as fortune telling, chat rooms, and member profiles.

The recently launched skill site, built around the BiG'r Bingo game, offers a game of skill, where players compete against each other to daub their squares and be the first to call bingo. We believe that with added features such as tournaments and handicapping, players will be compelled to play more games, which will continue to provide revenue growth from this site. In BiG'r Bingo, 100% of the prize pool is paid out to participants. When participants enter a particular game they are required to pay a designated amount, depending on the game, into a prize pool, and it is these funds that are paid out to the winner of the particular game.

We intend to continue to build on the success of the existing free site and the new skill site by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through advertising and network maintenance fees. We also intend to add enhanced content available to users for a monthly subscription charge in order to further grow our revenue base We intend to provide non-North American players with the opportunity to play traditional bingo for cash. Finally, we intend to provide our free bingo games, under license, to Websites which complement our business.

References in this document to "Bingo," "the Company," "we," "us," and "our" refer to Bingo.com, Inc. and its subsidiaries, which are described below.

In August 2001 the Company underwent a complete management change whereby Bingo's entire management team and several members of the Board of Directors were replaced with a new management team and new Board members, led by Tarrnie Williams, a pioneer in the Canadian software industry. The focus of the new management team has been reducing operating costs and restructuring the business in order to attempt to build a more stable platform from which to grow the business.

Our new executive offices are located at 1166 Alberni Street, Suite 1405, Vancouver, British Columbia, Canada, V6E 3Z3. Our telephone number is (604) 694-0300. Our relocation from Los Angeles, California was started in June 2001 and we completed relocating to the new offices in Vancouver in March 2002.


HISTORY AND CORPORATE STRUCTURE

Bingo was originally incorporated in the State of Florida on January 12, 1987, under the name Progressive General Lumber Corp. ("PGLC') with an authorized share capital of 7,500 shares of common stock with a $1.00 par value per share. PGLC was for the most part inactive until January 1999.

On July 17, 1998, PGLC filed Articles of Amendment and increased its authorized share capital to 50,000,000 common shares with a $0.001 par value per share. The shares were also subject to a forward stock split by way of a stock dividend to increase the number of then issued and outstanding shares on a 200 shares for 1 share basis.

In January 1999, management of PGLC changed and the new management filed Articles of Amendment to the Articles of Incorporation of PGLC to amend the Articles of Incorporation and change the name of PGLC to Bingo.com, Inc. effective January 22, 1999. Concurrent with the name change the Company acquired the second level domain name bingo.com and embarked on its business strategy to become a leading online provider of bingo based games and entertainment.

The Company conducts its business through the Florida incorporated entity and through its wholly-owned subsidiary Bingo.com (Canada) Enterprises Inc.("Bingo Canada"). Bingo Canada was incorporated under the laws of British Columbia, Canada, on February 10, 1998 as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999.

The Company also maintains a number of inactive wholly owned subsidiaries. These include:

     o Bingo.com (Antigua), Inc., ("Bingo.com (Antigua") incorporated as an Antigua International Business Corporation on April 7, 1999 as Star Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999;

     o Bingo.com (Wyoming), Inc., incorporated in the State of Wyoming on July 14, 1999;

     o Bingo.com Acquisition Corp., incorporated in the State of Delaware on January 9, 2001.

All three of the inactive subsidiaries were incorporated to facilitate the implementation of business plans that the Company has since modified and refocused and consequently, there is no activity in these entities.

Bingo's common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTCBB") under the symbol BIGR. We have not been subject to any bankruptcy, receivership or other similar proceedings.


DEVELOPMENT OF THE BUSINESS

The business strategy of the Company is built around several critical elements, starting with the bingo.com domain name, which was acquired in 1999. In order to diversify the traditionally advertising-focused revenue base, the Company acquired certain rights to a unique method of playing bingo, known as the skill-bingo inventions, and developed the skill-bingo game (now known as BiG'r Bingo), both of which took place during the year ended December 31, 2001. Directly tied to the acquisition of the skill-bingo inventions and development of BiG'r Bingo is the licensing of the CrediPlay transaction processing engine, which allows the Company to process all financial transactions on the bingo.com portal. Finally, part of the Company's strategy is to manage and grow the business with minimal overhead. To this end, during the year ended December 31, 2001 the Company signed several important agreements outsourcing certain labor intensive business functions to third parties. All of these agreements are described more fully below.


     BINGO.COM DOMAIN NAME

On January 18, 1999, the Company purchased the exclusive right to use the domain name bingo.com from a then unrelated company Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a deemed value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, royalties in the amount of 4% of our annual gross revenues, with a total minimum guaranteed royalty payment of $1,100,000 over the 99 year period ended December 31, 2098. The value of the bingo.com domain name was based on factors such as the relationship of the name to our business, the ability for us to create a brand for our Website and portal based on the name, the ease of internet browser searchability of the domain name and the ability of visitors to our Website to remember and associate the name with our Website and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the name was reasonable.

During the year ended December 31, 2001, the Company made payments totaling $362,000 including interest (2000 - $188,000) under the terms of this agreement. Our current President and CEO is the potential beneficiary of several discretionary trusts that hold approximately 80% of Bingo Inc.


     SKILL-BINGO ASSET PURCHASE

Effective September 19, 2001, the Company entered into an asset purchase and assignment agreement (the "Asset Agreement") with FYRC Inc., a British Virgin Islands incorporated company ("FYRC"), to purchase from FYRC the worldwide rights to all inventions related to a method for Skill-Bingo (the "Skill-Bingo Inventions").

Under the terms of the Asset Agreement, the Company acquired the worldwide right and title to the Skill-Bingo Inventions and the development of any and all existing or future substitute, divisional, continuation or continuation-in-part patent applications deriving directly or indirectly either in whole or in part from the Skill-Bingo Inventions and any Additional Patent Applications, and otherwise utilize the Skill-Bingo Inventions anywhere in the world, for consideration of 4% of the Gross Revenue derived by the Company from the Skill-Bingo inventions commencing on the date of the Agreement and ending on December 31, 2098, with a minimum payment after five years of $200,000.

The Company made an initial payment of $5,000 on the execution of the Asset Agreement. Regular payments are due to commence on February 15, 2002, based on 4% of the Gross Revenue as defined in the Asset Agreement derived by the Company commencing on the date of the Asset Agreement and ending on December 31, 2001 (the "First Business Quarter"), and on the sixtieth (60th) day of each of the following Business Quarters following the First Business Quarter, 4% of the Gross Revenue of the Company for the immediately preceding Business Quarter.


     BIG'R BINGO SOFTWARE DEVELOPMENT AGREEMENT

Effective May 1, 2001, Bingo Canada entered into an agreement (the "Development Agreement") with Moshpit Entertainment Inc., a British Columbia incorporated, wholly owned subsidiary of CYOP Systems Inc. (see below) ("Moshpit"), with respect to the development of the Skill-Bingo game acquired by the Company from FYRC in connection with the Skill-Bingo Inventions.

Pursuant to the Development Agreement, Bingo Canada retained Moshpit to develop the Skill-Bingo game in the form of a computer program that incorporates design concepts and specifications as determined by Bingo Canada and set out in the Development

Agreement, and that operates efficiently over the Internet, for an aggregate consideration of CDN$300,000.


     CREDIPLAY SOFTWARE LICENSE AND SUPPORT AGREEMENT

Effective September 1, 2001, Bingo Canada entered into an agreement (the "Software Agreement") with CYOP Systems Inc., a Barbados incorporated company ("CYOP"), with respect to the grant of a license for a software program known as CrediPlay (the "Software"), developed by CYOP. The Software is an online financial network offering pay-for-play tournaments, and pay-per-use integrated games, products, and services for licensed users, and which includes an integrated credit card and financial payment processing application that permits licensed users to access and utilize the services of credit card organizations and collect, record, and distribute financial payments in the course of the licensed users' business activities.

Pursuant to the Software Agreement, CYOP has granted to Bingo Canada, an irrevocable, worldwide, perpetual license to use the Software for the support and operation of Bingo Canada's business, and CYOP will provide services for the operation of Bingo Canada's customer service and data center. The initial term of the agreement is three years. The license fee payable to CYOP under the terms of the agreement is 25% of the Network Maintenance Fees derived from the Skill-Bingo game (as defined in the agreement) by Bingo Canada, with a minimum monthly fee to CYOP of $60,000. The service fee payable to CYOP under the terms of the agreement is 5% of Network Maintenance Fees received by Bingo Canada from the Skill-Bingo game, with a minimum monthly fee to CYOP of $18,000, including all hosting duties.

During the year ended December 31, 2001 the Company paid total license fees of $240,000 and total service fees of $72,000 to CYOP under the terms of the Software Agreement. Subsequent to year end, the Software Agreement was amended to remove the monthly minimum license fees and service fees of $60,000 and $18,000 respectively. Definitive documentation has not been completed as of the date of this report.


     SITE MANAGEMENT, MARKETING AND INTERNET ADVERTISING SERVICES AGREEMENT

Effective September 1, 2001, the Company signed an agreement (the "Management Agreement") with NextLevel Inc., a British Columbia incorporated company ("NextLevel") with regard to the provision by NextLevel of services, software and computer equipment to host the Company's Website on NextLevel's Web server for access by Internet users.

Pursuant to the Management Agreement, NextLevel has acquired the right to the use of all of the advertisements and email lists which are available for inclusion or display in the Company's Website, and the right to retain all advertising fees paid by third parties for advertising on the Company's Website in consideration for which NextLevel will pay to the Company, monthly, in arrears, a non-refundable fee, equal to 50% of all advertising fees collected by NextLevel in the preceding month, with a minimum monthly fee payable by NextLevel to the Company of $112,000 per month.

During the year ended December 31, 2001 the Company invoiced NextLevel at total of $480,000 in accordance with the Management Agreement. Subsequent to year end Bingo gave notice of termination to NextLevel, and the Management Agreement was terminated effective January 31, 2002. The Company intends to replace this agreement with a new marketing and advertising agreement with CYOP, but a definitive agreement has not been completed as of the date of this report.


     WEBSITE HOSTING AND MANAGEMENT AGREEMENT

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

The Company paid total fees of $48,000 in accordance with the Hosting Agreement. Subsequent to year end we gave notice to NextLevel.com of our intention to terminate the Hosting Agreement effective April 25, 2002. The Company intends to replace this agreement with a new hosting agreement with CYOP. However, a definitive agreement has not been completed as of the date of this report.

In evaluating the agreements described above, the Company used criteria such as: market opportunity, competitive advantage, potential revenues and anticipated margins. The Company's board of directors determined that the consideration for each of these transactions was reasonable.

Mr. White and Mr. Petersen, who were directors of the Company when the Hosting Agreement was signed, are beneficial shareholders of FYRC, and disclosed their interest to the Company in advance of the approval of the Asset Agreement, and abstained from approving the Asset Agreement.

Mr. White is also a director, officer and beneficial shareholder of CYOP. CYOP is also the parent company of Moshpit. Mr. White disclosed his interest to the Company in advance of the approval of the Software Agreement and the Development Agreement, and abstained from approving either agreement

Agreement, and abstained from approving the Management Agreement. Mr. White and Mr. Peterson resigned from the Board of Directors of the Company subsequent to year end. They also abstained from approving the cancellation of the Management Agreement.


BUSINESS OVERVIEW

The Company aims to become the leading online provider of bingo based games and entertainment. The Company intends to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of developing and operating an entertainment and service based Website designed to provide a variety of free bingo games, pay-to-play skill bingo games, and other forms of entertainment, initially focused on the game bingo and including chat rooms, sweepstakes, communities, and other forms of enhanced content. We are attempting to create a value-based Website, complete with online services and an extensive database of registered players.

The entertainment and other content provided on the bingo.com portal do not include adult content or gambling for cash. The Company, however, intends to offer traditional bingo for cash to non-North American players.


     FREE BINGO BUSINESS

Our free bingo Website is built around a variety of free bingo games, offered to registered players who compete against other users for the chance to win prizes. Our primary objective is to provide Internet users a Website offering a variety of free bingo based games and entertainment, as well as free online video poker and free slot machines. The Company intends to continue to provide prize-based, play-for-free games emphasizing entertainment.

The Company uses the appeal of the bingo.com domain name to sell advertising on the free site, which is currently the Company's primary revenue source. Advertising revenue from the bingo.com Website accounted for approximately 99% of our revenue for the year ended December 31, 2001, including revenue earned in accordance with the Management Agreement described above. During the year ended December 31, 2001, over 450 million player sessions were offered to the Company's registered players. The average visitor session length was 57 minutes per user. The Company's Website continues to be one of the stickiest sites on the Internet. As a result of this appeal to Web users, Bingo was able to serve approximately one billion ads during the year ended December 31, 2001.

Although the games are free to play, players are required to register to receive prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising. The Company will continue to pursue a co-branding strategy as part of its overall plans. In addition, the Company will continue to establish promotional agreements with prominent Websites and media content providers that have reciprocal links to bingo.com, or to display advertising.

We have built multiple revenue streams. We believe there is value in the ability to direct the traffic of our membership base and their buying power, and intend to pursue affinity arrangements with merchant partners. We will continue to sell advertising space on the bingo.com Website. We believe that our growing user base and stickiness will provide advertisers with an attractive platform to reach their target audience.


     SKILL BINGO BUSINESS

The Company officially launched its BiG'r Bingo game in October 2001. BiG'r Bingo plays just like regular bingo, with one main difference. In BiG'r Bingo all players receive an identical set of cards. Games are won by the players who daub the numbers correctly, identify a winning bingo pattern, and call bingo the quickest. By structuring the game in this way, we have removed all elements of chance in the playing of the game. As a result, Bingo differentiates itself from the online-casino industry because the element of chance is a critical component of gambling.

In BiG'r Bingo, 100% of the prize pool is paid out to participants. We charge each player a network maintenance fee ("NMF") to join a game. The Company intends to license BiG'r Bingo to charitable organizations, web portals and other groups looking to raise money through online bingo.

As part of the strategy to license BiG'r Bingo to other parties, during the year ended December 31, 2001 the Company officially launched its affiliate program. Under the affiliate program, web portals, publishers, media companies, charitable organizations, and other groups looking to raise money through online bingo will be able to share in the anticipated success of Bingo's skill games. Partner sites will have the opportunity to earn up to 30% of total revenue generated from every new user who joins and plays our BiG'r Bingo game. As of the date of this report we have signed several affiliate agreements with partners who will help generate additional revenue from the BiG'r Bingo game.

Approximately 1% of the Company's revenue was derived from the BiG'r Bingo game during the year ended December 31, 2001. The Company expects this percentage to increase in future years, though there can be no assurances that there will be growth in revenue from the BiG'r Bingo game.


THE NICHE

The Company is continuing to position itself to become a leading entertainment portal through the incorporation of bingo and technology, to create a fun and exciting daily user experience centered around bingo and bingo-based games. We believe the size of the worldwide community familiar with bingo, the domain name bingo.com, and the attractive nature of the Company's product offering provides an opportunity to build a large loyal base of daily visitors.

The game of bingo is reported to be the most socially acceptable form of gaming in the world. Information gathered by management indicates that the total gaming market is estimated at $350 billion annually. The game of bingo makes up an estimated $70 billion of this figure, ahead of casino gambling ($60 billion). While the online casino market has reached $1.2 billion in 2000 and is predicted to grow at a rate of 30% per year, the online bingo market is still in its infancy. Industry experts have indicated that the online bingo market could, in fact, be larger than the online casino market and grow at a faster rate.

Bingo has broader appeal in the marketplace, is less regulated, and is typically classed as a minor form of gambling. We believe that a significant percentage of American bingo players are between the ages of 18 and 44, and that Baby Boomers are playing bingo more than ever. The Baby Boomer generation is considered to have the most disposable income and the highest ability to access the Internet. We believe that bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience. There is appeal in providing players with an opportunity to win prizes and cash while allowing them to access entertaining content according to their own schedule from their own location. We intend to lead the way using the popularity of bingo games, the accessibility of the Internet and the rate of growth for entertainment based game sites.

We believe our future success will be dependent on a number of factors. These include focus on online bingo games, skill-based bingo games, and online entertainment, and the development of a personalized community atmosphere, which will enable the site to enjoy lengthy visits. We believe the nature of the Company's content and our player base will allow the Company to establish a large detailed database of registered players, which is a distinguishing factor to attracting online advertisers.

The Company intends to promote the Bingo.com brand name by building a network of affiliations with prominent companies, both online and off.


BUSINESS STRATEGY

Our objective is to become the premier online destination for Web-based bingo entertainment and a leading entertainment destination on the Internet. The Company is pursuing this objective through the following strategies:


     CONTINUE TO ENHANCE CONTENT

Registered players are provided with a variety of free games, skill games (BiG'r Bingo), and other forms of entertainment such as chat, sweepstakes, member search, and more. The free Bingo games can be played for points, which are redeemable for prizes. BiG'r Bingo is played for the chance to win a cash pool. We are able to create low-cost content through creative face-changes of the standard bingo games. These `skins' can reflect themes, corporate interests or other targeted messages.


     BUILD MULTIPLE REVENUE STREAMS

We currently generate revenue from a variety of sources, including network maintenance fees from the BiG'r Bingo game, advertising revenue from selling advertising on the free bingo site, and through other initiatives such as co-branding and affiliates. An example of this is the search engine FindWhat.com, which is currently offered on the bingo.com site. We receive a fee for each time this search engine is used by our users and a search result is clicked on. We expect to continue to offer similar sorts of arrangements with the goal of building a diversified revenue base. There are also other methods of broadening our revenue base that we intend to pursue. Some of these include offering a premium service, via subscription, on our free site; traditional bingo for cash to non-North American players; and the licensing of our games to Websites which complement our growth strategies. Bingo currently earns revenues from its portal through a variety of ways, such as the following:

     o    Banner and button advertisements on our bingo.com sites;

     o Pop-ups, which are interstitial ads that appear as a separate window on top of content;

     o Superstitials; which are interstitial commercials that seamlessly load while a visitor is surfing the site;

     o    Sponsorships of email newsletters or parts of our sites;

     o    Network maintenance fees; and,

     o    Third-Party referral arrangements such as that with FindWhat.com.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. Most of the Company's current revenue is calculated on a CPM (Cost Per Thousand) basis.


     EXPAND REGISTERED USER DATABASE

We have demonstrated the ability to attract and keep a large subscriber base. It is our intention to continue the growth of our database through expansion of our co-branding strategy and through strategic partnerships with affinity groups and penetration of traditional bingo venues by use of targeted promotions with suppliers of goods and services to such venues.

Entertainment and game sites have become increasingly popular and are showing strong growth rates. The Company's Website traffic reports indicate that an average of 800 new players a day are registering with www.bingo.com. There has been in excess of 40,000 unique visitors per day, 8 million hits per day, and an average visitor session length of more than 57 minutes. The Company is becoming the premier online destination for Web-based bingo entertainment and a leading entertainment destination on the Internet.


     LEVERAGE LICENSED USERS AND ALLIANCES

We are confident that the variety of games and entertainment available on our Website will encourage many visitors to come, stay, play and revisit often. In the process of providing a one-stop entertainment arena for bingo lovers, we are creating a value based

Website which is backed by an extensive database of registered players and their buying preferences. We believe the value of this demographic data has enabled Bingo to generate premium CPM and CPC (Cost Per Click) rates for the sale of its advertising inventory.


     EXTEND AND ENHANCE THE VALUE OF THE BRAND NAME

We believe that establishing a readily recognizable brand name is critical to attracting a larger player base and deriving additional revenue. We believe that bingo.com has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. We intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make bingo.com the leading entertainment destination on the Internet.


WAGERING BUSINESS

Bingo.com (Antigua) was originally set up to develop an on-line bingo game and a for-cash Internet gaming business. The International Bingo Wagering game was launched on July 28, 1999. The game accepted a wager only from permitted jurisdictions and was the first revenue generating product in the marketplace.

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

Although the initial business plan established the viability of operating an on-line bingo game, accepting wagers from certain jurisdiction, changes in the marketplace indicated that it was not in the best interest of the shareholders or the Company to continue to pursue this strategy. The wagering business was discontinued in 1999 and we wrote off the cost of the license and other assets during the 1999 fiscal year and allowed the license to expire in April 2000. The Company no longer operates any wager-based business.

As of December 31, 2000, we recorded a loss from discontinued operations of approximately $46,000 related to discontinuing our Antigua based gaming operation, compared to the loss of $554,000 recorded in 1999.


MARKETING STRATEGY

Our goal is for bingo.com to become the most recognized bingo and entertainment destination site on the Internet. We intend to build an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate advertising revenues, network maintenance fees and e-commerce sales for the Company.

Advertising focused on promoting bingo.com within North America and in targeted international markets through strategic partnerships, co-branding and other promotional activities with a variety of companies is contemplated. This strategy is intended to further develop the growing database of registered players.

We also use our database of registered users to send targeted emails and other advertisements in order to encourage our subscribers to play. We offer special promotions and other offerings that bring additional users to our site such as the use of our email list to promote special events.

We have recently launched a BiG'r Bingo affiliate program that we expect will drive additional traffic to our BiG'r Bingo site. Affiliates are provided with a link to our game in return for a share of the network maintenance fees earned from their users that play BiG'r Bingo. One of the features of the BiG'r Bingo game and the CrediPlay software that facilitates the backend processing is the ability to track users to identify the site from which they originate. This is an important selling feature for our affiliates. As of the date of this report we have signed up six affiliates who are driving traffic to our site, and we intend to continue to expand this program.


EMPLOYEES

As of December 31, 2001, Bingo had six full-time employees, not including temporary personnel, consultants, and independent contractors. The Company retains consultants to provide special expertise in developing strategy, marketing, software and technologies and outsources its development resources. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

We are substantially dependent upon the continued services and performance of Tarrnie Williams, our President and Chief Executive Officer and Chairman of our Board. The loss of the services of this key individual would have a material adverse effect on our business, financial condition and results of operations


FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We are in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, pay-to play skill games, and intend to provide traditional bingo for cash games for residents outside of North America, and other forms of entertainment on the Internet. At the end of fiscal 2001, the majority of the Company's long-lived assets are located in Canada, in the prior two fiscal years they were located in the USA.


SEASONALITY

The company does not believe that seasonality has an affect on its traffic volumes or its revenue realization.

COMPETITION

The Company faces competition primarily from other companies that target the entertainment segment of the market. Lycos, Inc., through its site Gamesville, Electronic Arts Inc., though its site Pogo, and Vivendi Universal, though its site Flipside, are large online entertainment destinations, offering games, game shows and other interactive experiences to users. We also face competition in the emerging skill-games market from companies such as WorldWinner.com, which offers games of checkers and chess for money, similar to our BiG'r Bingo game, and eUniverse, Inc.'s site, SkillJam, which offers an extensive array of pay-to-play skill games. We also may face competition from companies such as Disney, which are contemplating entering the skill-games sector. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting users from these sites.


TRADEMARKS AND INTELLECTUAL PROPERTY PROTECTION

Bingo will continue to consider the need to apply for trademark registration and protection for its games, logo and various phrases in Canada and the United States. At this time the Company has applied for a patent for its BiG'r Bingo game and the method of playing Skill-Bingo in Canada and the USA. Bingo has not submitted any other applications for trademark registration. In the event that we determine that we have created an asset whose value can be protected, we will attempt to protect our proprietary asset by applying for patents, copyrights or trademarks. In addition, we intend to rely on trade secret laws and non-disclosure and confidentiality agreements with our employees and consultants, who have access to its proprietary technology, to protect our technologies.


RISK FACTORS

Our business is subject to a number of risks due to the nature and the present state of development of our business. An investment in our securities is speculative in nature and involves a high degree of risk. You should read carefully and consider the following risk factors.


RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES, AND THERE CAN BE NO ASSURANCES THAT WE WILL ACHIEVE PROFITABILITY, WHICH MAKES OUR ABILITY TO CONTINUE AS A GOING CONCERN QUESTIONABLE.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $2,909,000 in fiscal 1999, $3,335,000 in fiscal 2000 and $1,879,000 in fiscal 2001. As of December 31,
2001, we had an accumulated deficit of $8,129,000, and during the year ended December 31, 2001 we used cash of $647,000 in operating activities (2000 - $2,655,000). Although we reduced our operating costs and our cash utilization rate significantly during the 2001 fiscal year, we expect to continue to incur sales and marketing and general and administrative expenses in the future. As a result, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Our financial statements have been prepared on a going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern principle is dependent upon Bingo achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. If the Company is unable to achieve profitable operations or obtain additional financing, we may be required to reduce or to limit operations, or cease operations altogether. The auditors' report on the December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able to generate sufficient revenue to entirely support our operations in fiscal 2002 due to a number of factors including, among others:

     o    the cost of promoting and marketing our bingo portal;

     o the general demand for online advertising has decreased, as have advertising rates, which will impact our advertising revenue;

     o the start-up cost associated with developing our software and technologies, installing equipment and expanding our facilities;

     o the costs associated with hiring and retaining experienced management and staff for our operations.

Consequently, in the foreseeable future, we believe that we will continue to incur net losses, and we may never be profitable.


WE ARE SUBJECT TO RISKS AND CHALLENGES FREQUENTLY ENCOUNTERED BY EARLY STAGE COMPANIES ENGAGED IN EARLY STAGE ENTERPRISES AND INTERNET COMMERCE.

We face risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development that may be using new and unproven business models, particularly companies engaged in Internet commerce and skill-based gaming. These risks include, but are not limited to:

     o our revenue forecasts may be incorrect because of our limited experience selling our products and services;

     o our ability to generate revenues will depend on selling advertising on a Website focused on bingo entertainment, a newly developed business concept currently with only limited market acceptance;

     o our ability to generate revenue is also dependent on encouraging new and existing users to play a new skill-based bingo game for money; the skill-based game currently has very limited market acceptance;

     o we may not be able to convert a significant number of players from our existing user base, which are accustomed to playing free games, to our pay site;

     o if we do convert a significant number of users to our pay site, there can be no assurances that they will enjoy BiG'r Bingo and continue to play;

     o new users may not want to pay to play bingo on the internet or they may not enjoy our BiG'r Bingo game;

     o Skill-based gaming is an emerging business. Like many of our competitors, we have limited experience in this sector and may not be able to apply our existing experience to this new business;

     o as our business grows and the expectations of our customers increase, we must develop and upgrade our infrastructure, including internal controls, transaction processing capacity, data storage and retrieval systems and Website to remain competitive. We may not have the capital resources to do so;

     o we compete with a number of larger competitors with greater financial, capital, technical, marketing and human resources and experience than us;

     o we may not be able to continue to offer new and exciting content that is attractive and compelling to existing users;

     o our business is dependent upon the Internet for commerce and growth. The Internet is still a relatively unproven business medium and has received negative publicity in recent years;

     o general economic conditions could change and adversely affect our business;

     o we intend to rely upon strategic relationships to build market awareness and to bring visitors to our portal and players to the online bingo games. These relationships may not be successful;

     o our business is subject to regulatory risks, which may increase the cost of operating our businesses or prohibit us from conducting our business altogether;

     o skill-gaming is an emerging business and the regulations surrounding these type of games are not clear. We may be forced to curtail our pay-to-play games in the event that legislation changes; and

     o we depend upon key personnel and management to fully develop our businesses.

Due to our brief operating history, we have not generated sufficient data to permit meaningful period-to-period comparisons of our operating results. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results to date are not meaningful and should not be relied upon as indicators of our future performance. In addition, it is difficult to fully evaluate our business and our prospects. We cannot assure you that we will attract users, advertisers, consumers or network affiliates, or generate significant revenues or operating margins in the future.


WE ARE SUBSTANTIALLY DEPENDENT ON THIRD PARTIES FOR MOST ASPECTS OF OUR
BUSINESS.

We have chosen to pursue a strategy whereby we have outsourced many of our mission-critical business functions, including Website hosting, advertising sales and serving, BiG'r Bingo backend transaction processing, Web server collocation, and network maintenance fee collection. Most of these functions are performed by a limited number of small companies. As a result, we face increased risk that our business could be interrupted by the failure of any one of our key vendors or suppliers, and such an interruption could have a material impact on our financial position and results of operations.


WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE TO OPERATE OUR BUSINESS.

We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue. As of December 31, 2001 we had approximately $14,000 in cash and cash equivalents. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2002, and are substantially dependent on continued funding from our President and CEO to continue operations. Although our cash flow is improving, we will need to obtain additional financing to support our operations for the duration of 2002.

If we successfully raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility. If we raise additional funds through the issuance of equity securities, then those securities may have rights, preferences or privileges senior to the rights of holders of our common stock, and holders of our common stock will experience dilution.

We cannot be certain that such additional financing will be available to us on favorable terms when required, or at all. If we cannot raise funds in a timely manner on acceptable terms, we may not be able to promote our brand, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unexpected requirements, and we may be required to reduce or limit operations.


IF OUR KEY PERSONNEL LEAVE THE COMPANY, OUR ABILITY TO SUCCEED WILL BE ADVERSELY AFFECTED

The future success of the Company will depend on certain key management, marketing, sales and technical personnel. We are currently dependent on our President and CEO, Tarrnie Williams, for the success of the business. From time to time, we will also rely upon consultants and advisors who are not employees. The loss of key personnel could have a material adverse effect on our operations. We do not maintain key-man life insurance on any of our key personnel. The inability to attract, retain and motivate highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.


WE HAVE CAPACITY CONSTRAINTS AND SYSTEM DEVELOPMENT RISKS THAT COULD DAMAGE OUR CUSTOMER RELATIONS OR INHIBIT OUR POSSIBLE GROWTH, AND WE MAY NEED TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS QUICKLY, WHICH MAY INCREASE OUR COST OF OPERATIONS

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of our third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and advertisers using our service. Our success also depends upon our and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We and our service providers may experience periodic systems interruptions and infrastructure failures, which we believe will cause customer dissatisfaction and may adversely affect our results of operations. Limitations of technology infrastructure may prevent us from maximizing our business opportunities.

We cannot assure you that our and our vendors' data repositories, financial systems and other technology resources will be secure from security breaches or sabotage, especially as technology changes and becomes more sophisticated. In addition, many of our and our vendors' software systems are custom-developed and we and our vendors rely on employees and certain third-party contractors to develop and maintain these systems. If certain of these employees or contractors become unavailable, we and our vendors may experience difficulty in improving and maintaining these systems. Furthermore, we expect that we and our vendors may continue to be required to manage multiple relationships with various software and equipment vendors whose technologies may not be compatible, as well as relationships with other third parties to maintain and enhance their technology infrastructures. Failure to achieve or maintain high capacity data transmission and security without system downtime and to achieve improvements in their transaction processing systems and network infrastructure could have a materially adverse effect our business and results of operations.


INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR WEBSITE, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

Concerns over the security of transactions conducted on the Internet and the privacy of consumers may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Failure to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used to protect our transaction data. Anyone who is able to circumvent our or our vendors' security measures could misappropriate proprietary information, cause interruptions in our operations or damage our brand and reputation. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would have a material adverse effect on our business.


WE FACE THE RISK OF SYSTEM FAILURES, WHICH WOULD DISRUPT OUR OPERATIONS

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


WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT THAT COULD ADVERSELY AFFECT OUR BUSINESS

Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

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

Our success and ability to compete are substantially dependent upon our technology and data resources, which we intend to protect through a combination of patent, copyright, trade secret and/or trademark law. We currently have no patents or trademarks issued to date on our technology and there can be no assurances that we will be successful in securing them when necessary.


WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAME, WHICH IS IMPORTANT TO OUR BRANDING STRATEGY

Our Internet domain name, www.bingo.com, is an extremely important part of our business. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "bingo" or variations thereof both in the United States and elsewhere, which may result in an erosion of our user base.


IF WE ARE UNABLE TO DEVELOP RELATIONSHIPS WITH A NETWORK OF AFFILIATES, OUR WEB PORTAL MAY NEVER ACHIEVE MARKET ACCEPTANCE OR GENERATE SUFFICIENT ADVERTISING REVENUES

We believe that our future success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates. These affiliates provide their users with the bingo.com links on their sites or direct their traffic to the bingo.com Web portal. We believe these relationships are important in order to facilitate broad market acceptance of our service and enhance our sales. Our future ability to attract consumers to our bingo site may be dependent upon the growth of our network of affiliates, which is in the early stages of development. If we are unable to obtain agreements or arrangements for traffic on commercially acceptable terms or to establish a relationship with a network of affiliates, our business may not be successful.


OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS WILL VARY DEPENDING ON A NUMBER OF FACTORS, MOST OF WHICH ARE OUT OF OUR CONTROL

We anticipate that our operating results will vary widely depending on a number of factors, some of which are beyond our control. These factors are likely to include, but not be limited to:

     o demand for our online services by registered users, advertisers and consumers, including the number of searches performed by registered users, consumers and the rate at which they click-through to paid search listing advertisements;

     o prices paid by advertisers using our service, which fluctuate with the changing market;

     o costs of attracting consumers to our website, including costs of receiving exposure on third-party Websites and advertising costs;

     o    costs related to forming strategic relationships;

     o    loss of strategic relationships;

     o    our ability to significantly increase our distribution channels;

     o competition from companies offering same or similar products and services and from companies with much deeper financial, technical, marketing and human resources;

     o the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

     o costs and delays in introducing new services and improvements to existing services;

     o changes in the growth rate of Internet usage and acceptance by consumers of electronic commerce;

     o    technical difficulties, system failures or Internet downtime;

     o government regulations related to our business, to skill-games and to the Internet;

     o our ability to upgrade and develop our information technology systems and infrastructure;

     o general economic conditions, as well as those specific to the Internet and related industries.

Because we have a limited operating history, it is difficult to accurately forecast the revenues that will be generated from our current and proposed future product offerings.


RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO MEET THE CHANGING NEEDS OF OUR INDUSTRY, OUR ABILITY TO COMPETE WILL BE ADVERSELY AFFECTED

We operate in an intensely competitive industry. To remain competitive, we must be capable of enhancing and improving the functionality and features of our online services. The Internet portal, the online advertising industry and the Internet gaming industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete. There can be no assurances that we will be successful in responding quickly, cost effectively and adequately to new developments or that funds will be available to respond at all. Any failure by us to respond effectively would significantly harm our business, operating results and financial condition.

Our future success will depend on our ability to accomplish the following:

     o    license and develop leading technologies useful in our business;

     o    develop and enhance our existing products and services;

     o develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers; and

     o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing Internet services and other proprietary technology entails significant technical and business risks, as well as substantial costs. We may use new technologies ineffectively, or we may fail to adapt our services, transaction processing systems and network infrastructure to user requirements or emerging industry standards. If our operations face material delays in introducing new services, products and enhancements, our users may forego the use of our services and use those of our competitors. These factors could have a material adverse effect on our financial position and results of operations.


RISKS ASSOCIATED WITH THE INTERNET AND INTERNET GAMES

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


IF OUR WEB PORTAL IS UNABLE TO ACHIEVE AND MAINTAIN A CRITICAL MASS OF REGISTERED USERS, ADVERTISERS AND CONSUMERS, WE MAY BE UNABLE TO SELL ADVERTISING OR TO GENERATE REVENUE

The success of our Web portal is dependent upon achieving significant market acceptance of our site by registered users, advertisers and consumers. Internet advertising in general is at an early stage of development and most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Our competitors and potential competitors may offer more cost-effective advertising solutions, which could damage our business. In addition, our Website may not achieve significant acceptance by registered users and consumers. Failure to achieve and maintain a critical mass of registered users; advertisers and consumers would seriously harm our business.

OUR BUSINESS MAY BE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT MAY INCREASE THE COSTS OF OPERATING OUR WEB PORTAL, LIMIT OUR ABILITY TO SELL ADVERTISING, OR INTERFERE WITH FUTURE OPERATIONS OF THE COMPANY

There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose Bingo to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require Bingo to incur significant expenses in complying with any new regulations. The European Union has adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission, or FCC, in the same manner as other telecommunications services.

Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, some local telephone carriers have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Web, potentially decreasing the demand for our service.

A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect us.

We are also subject to new laws such as the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights. Also, the Children's Online Protection Act and the Children's Online Privacy Act will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Furthermore, the Protection of Children from Sexual Predators Act mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. Although this will not have a direct impact on our business, we may incur additional costs to service our existing customers or to work with our affiliates.

We are also subject to the current uncertainty surrounding skill-gaming and the applicability of gambling legislation to pay-for-play skill-based games. Although legal opinions have been obtained in both Canada and the US that lead us to believe that our BiG'r Bingo game is not considered gambling in the majority of jurisdictions in North America, there is still considerable risk that this interpretation could be challenged. In addition, laws could change to clarify the rules and regulations surrounding pay-for-play skill-based games. There can be no assurances that these changes will be favorable for the Company. We may be forced to cease certain operations as a result of potential changes in legislation, and it is impossible to predict what these changes may be.

In addition, because legislation and other regulations relating to online games vary by jurisdiction, from state to state and from country to country, it is difficult for us to ensure that our players are accessing our portal from a jurisdiction where it is legal to play our games. Although we believe we have adequate controls in place, we cannot ensure that we will not be subject to enforcement actions as a result of this uncertainty and difficulty in controlling access.

We are constantly reviewing various pieces of legislation, and cannot currently predict the effect, if any, that this legislation will have on our business. There can be no assurances that this legislation will not impose significant additional costs on our business or subject the company to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as gambling, property ownership, copyright, defamation, obscenity and personal privacy is uncertain. The Company may be subject to claims that our services violate such laws. Any new legislation or regulation in Canada, the United States or abroad or the application of existing laws and regulations to the Internet could damage our business.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute the Company for violations of their laws. The Company might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business in a material way.

We cannot predict what new laws will be enacted or how courts will interpret both existing and new laws. As a result, we are uncertain about how new laws or the application of existing laws may affect our business. In addition, our business may be indirectly affected by our suppliers who may be subject to such legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet or hamper the development of Internet commerce and online entertainment, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.


RISKS ASSOCIATED WITH OUR COMMON STOCK

WE ARE INDEBTED TO TWO LENDERS, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

During 2001, we issued a $1,250,000 12% secured convertible debenture, due April 16, 2006, to two companies, Redruth Ventures Inc. and Bingo Inc. $1,100,000 had been advanced as of December 31, 2001. Our President and CEO is a potential beneficiary of several discretionary trusts that hold approximately 80% of Bingo Inc. In addition, as part of the transaction, these lenders were granted a stock purchase warrant entitling them to purchase up to 12,000,000 shares of common stock of the Company at an exercise price of $0.25 per share. As a secured debt holder, these lenders' interests may differ from the interests of our Company or our stockholders. Our current operations do not generate cash from which the debenture can be repaid. If we are unable to repay the debenture when it becomes due, the lenders may be able to sell or otherwise realize against our assets in preference to other creditors and to our stockholders or negotiate terms to extend the due date of the debenture that are unfavorable to us.

The lenders may also convert the debenture at their option into shares of common stock at a conversion price of $0.125 per share. The accrued interest may also be paid in shares of common stock, valued at $0.25 per share, at the option of the Company when the interest becomes payable, in April 2003. The conversion of the balance of the debenture outstanding at December 31, 2001 into shares of common stock would have resulted in these two investors owning an aggregate of approximately 45% of our common stock. The conversion of the debenture would provide the lenders with a certain level of control over matters requiring approval of our stockholders and may result in dilution to our stockholders. In addition, the investors may exercise their warrants, which would increase each of the foregoing risks.


OUR SHARES ARE CONSIDERED PENNY STOCK AND ARE SUBJECT TO THE PENNY STOCK RULES, WHICH MAY ADVERSELY AFFECT YOUR ABILITY TO SELL YOUR SHARES

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving Penny Stock. Subject to certain exceptions, a Penny Stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. We anticipate that our shares are deemed to be Penny Stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of your shares and impede the sale of our shares in the secondary market.

Under the Penny Stock regulations, a broker-dealer selling Penny Stock to anyone other than an established customer or Accredited Investor (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the Penny Stock regulations require the broker-dealer to deliver, prior to any transaction involving a Penny Stock, a disclosure schedule prepared by the Commission relating to the Penny Stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the Penny Stock held in a customer's account and information with respect to the limited market in Penny Stocks.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline. As of the date of this report, we have outstanding 10,854,608 shares of common stock, a debenture payable convertible at the option of the holder into a total of 8,800,000 shares of common stock, stock purchase warrants to purchase a total of 12,000,0000 shares of common stock and stock purchase options to acquire an aggregate of 2,380,000 shares of common stock, of which 2,151,000 were vested and exercisable. The majority of the shares of our common stock outstanding are freely tradeable in the public market. All shares acquired upon exercise of options are also freely tradeable in the public market.

Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.


WE HAVE NOT DECLARED DIVIDENDS AND MAY NEVER DECLARE DIVIDENDS, WHICH MAY AFFECT THE VALUE OF YOUR SHARES

We have never declared or paid any dividends on our common stock and do not expect to pay any dividends in the near future.


ITEM 2. PROPERTIES.

Our primary administrative, sales and marketing facility is located in leased space in Vancouver, British Columbia. This facility occupies approximately 2,000 square feet. We entered into a sublease arrangement on March 1, 2002 with a term of 43 months and ending September 29, 2005. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed

Other than described above, neither we nor any of our subsidiaries presently own or lease any other property or real estate.


ITEM 3. LEGAL PROCEEDINGS.

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the fiscal year ended December 31, 2001. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

On July 6, 2001, Roger W. Ach, II, filed a complaint in the Court of Common Pleas, Hamilton County, Ohio against the Company in connection with a promissory note issued by the Company. Mr. Ach alleges that on or about March 16, 2001 the Company borrowed the sum of $45,000 and executed and delivered to him a promissory note and that the Company owes him the amount of the Note together with interest from March 16, 2001 at the rate of prime plus 1%. Mr. Ach demands judgment against the Company in the sum of $45,000, plus interest and costs.

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

Subsequent to the year ended December 31, 2001 the Company and Mr. Ach agreed to defer the complaint and counterclaim for 90 days in an attempt to effect settlement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2001 to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is currently quoted on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol BIGR. On March 19, 1997, the Company's common stock was approved for trading on the OTCBB under the symbol PGLB. In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to BIGG. On July 26, 1999, we changed our trading symbol from BIGG to BIGR. There were no trades of our securities on the OTCBB prior to the first quarter 1999. The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

     FISCAL 2000                                      HIGH            LOW
     -----------                                     ------         ------
     First Quarter                                   $2.688         $1.250
     Second Quarter                                  $1.750         $0.688
     Third Quarter                                   $1.734         $0.531
     Fourth Quarter                                  $1.438         $0.219


     FISCAL 2001
     -----------

     First Quarter                                   $0.47          $0.13
     Second Quarter                                  $0.72          $0.08
     Third Quarter                                   $0.22          $0.52
     Fourth Quarter                                  $0.29          $0.11


On March 22, 2002, the last reported sales price of our common stock, as reported by the OTCBB, was $0.12 per share.

As of December 31, 2001, the Company believes there are approximately 118 shareholders of record (including nominees and brokers holding street accounts) of the Company's shares of common stock.

Other than described above, the Company's shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.


DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On April 16, 2001, the Company received a loan from and issued a secured convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation for $750,000, and to Bingo, Inc., an Anguilla corporation for $500,000 (collectively, "the Lenders").

Under the terms of the debenture interest shall accrue on the outstanding principal amount of the debenture at a fixed rate of 12% per annum from the drawdown date through April 16, 2003, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006. All principal, accrued but unpaid interest and any other amounts owing are due and payable at maturity on April 16, 2006.

The Company has the option to pay all accrued interest on the Accrued Interest Payment Date, and shall pay all other interest thereafter accrued, in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the debentures on the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the Lenders in payment of the debentures will be valued at $0.25 per share.

The Lenders received a total of 12,000,000 common stock purchase warrants at an exercise price of $0.25 per share exercisable for a period of three years from the date of the debenture agreement in exchange for the loans. The Lenders have the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the debenture into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the debenture. The debenture is secured by all assets of the Company.

Drawdowns of principal under the debenture are scheduled as follows:

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

As of the date of this report, a total of $1,100,000 had been received under the terms of this debenture, as the January 1, 2002 payment was received before year end. The debenture was issued without registration under the Securities Act in reliance upon Regulation S.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in
Item 8, with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2001 and the year ended December 31, 1999, and the consolidated balance sheet data as of December 31, 2001 and 1999 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Davidson and Company, independent auditors. The consolidated statement of operations data for the year ended December 31, 2000, and the consolidated balance sheet data as of December 31, 2000 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Grant Thornton, independent auditors.

The independent auditors' reports appearing elsewhere in this document contain explanatory paragraphs that state that the Company's losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

The consolidated statement of operations data for the year ended December 31, 1998 and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

                                                              Year Ended December 31,
                                             ------------------------------------------------------------
                                                     2001            2000            1999            1998
                                             ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                                      $  1,734,322    $  1,119,864    $         --    $         --
Cost of revenue                                 1,093,963         861,200              --              --
                                             ------------    ------------    ------------    ------------
Gross profit (loss)                               640,359         258,664              --              --
Operating expenses                              2,521,017       3,584,536       2,480,434           1,904
Interest and other income                           1,821          36,880         125,901             100
                                             ------------    ------------    ------------    ------------
Loss from continuing operations                (1,878,837)     (3,288,992)     (2,354,533)         (1,804)

Loss from discontinued operations                      --         (45,899)       (554,107)             --
                                             ------------    ------------    ------------    ------------
Net loss                                     $ (1,878,837)   $ (3,334,891)   $ (2,908,640)   $     (1,804)
                                             ============    ============    ============    ============
Basic and diluted loss per share             $      (0.18)   $      (0.33)   $      (0.31)   $      (0.01)
                                             ------------    ------------    ------------    ------------
Weighted average common shares
  outstanding                                  10,447,200      10,065,054       9,278,084       1,000,000
                                             ============    ============    ============    ============

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                    $     14,028    $    174,463    $  3,382,529    $    157,600
Working capital (deficit)                      (1,054,578)       (428,256)      3,251,649          (1,804)
Total assets                                    2,136,890       2,715,258       4,990,371         157,600
Total liabilities                               2,555,088       1,331,237         325,643         159,404
Long term obligations                           1,125,974         377,136           9,494              --
Total stockholders' equity (deficit)             (418,198)      1,384,021       4,664,728          (1,804)
                                             ------------    ------------    ------------    ------------

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY RESULTS OF OPERATIONS

The following tables present Bingo's unaudited consolidated quarterly results of operations for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in Item 8 of this report.


                                                          Three Months Ended
                                   ------------------------------------------------------------
                                     March 31,       June 30,      September 30,   December 31,
                                       2001            2001            2001            2001
                                   ------------    ------------    -------------   ------------
Revenue                            $    582,803    $    475,064    $    333,603    $    342,852
Cost of revenue                         463,890         243,960         143,573         242,540
                                   ------------    ------------    ------------    ------------
Gross profit                            118,913         231,104         190,030         100,312
Operating expenses and other
   income/expenses                      880,896         654,090         583,306         400,904
                                   ------------    ------------    ------------    ------------
Net loss from continuing
   operations                      $   (761,983)   $   (422,986)   $   (393,276)   $   (300,592)
                                   ============    ============    ============    ============
Basic and diluted loss per share          (0.08)          (0.04)          (0.04)          (0.02)
                                   ------------    ------------    ------------    ------------
Weighted average common shares       10,104,608      10,104,608      10,756,190      10,804,357
                                   ============    ============    ============    ============


                                                          Three Months Ended
                                   ------------------------------------------------------------
                                     March 31,       June 30,      September 30,   December 31,
                                       2000            2000            2000            2000
                                   ------------    ------------    -------------   ------------
Revenue                            $      4,280    $     57,588    $    544,416    $    513,580
Cost of revenue                          44,884         115,644         274,726         425,946
                                   ------------    ------------    ------------    ------------
Gross profit (loss)                     (40,604)        (58,056)        269,690          87,634
Operating expenses and other
   income/expenses                      453,919       1,064,321       1,358,200         671,216
                                   ------------    ------------    ------------    ------------
Net loss from continuing
   operations                      $   (494,523)   $ (1,122,377)   $ (1,088,510)   $   (583,582)
                                   ============    ============    ============    ============
Basic and diluted loss per share          (0.05)          (0.12)          (0.11)          (0.05)
                                   ------------    ------------    ------------    ------------
Weighted average common shares        9,987,168      10,035,068      10,069,842      10,065,054
                                   ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 8, with "Item 6. Selected Financial Data," with the Risk Factors section of Item 1, and with the Special Note regarding forward-looking statements included elsewhere in this report.


OVERVIEW

Since 1999, the Company has been focused on the development of prize-based, play for free Internet games, with an emphasis on entertainment. The Company began to experience revenue growth from these games in fiscal 2000. During the latter half of 2001, the Company began to channel its efforts into the development of a skill-based, pay-for-play Internet bingo game, know as BiG'r Bingo. BiG'r Bingo generates revenue from a network maintenance fee that will be charged to all players for each game played. The new Skill-Bingo game began operating and generating revenue on October 26, 2001.

The majority of the Company's revenue in 2001 was derived from the sale of Internet advertising. The Company expects that such sales will continue to contribute a significant portion of the revenue for the foreseeable future. Bingo intends to continue to diversify its revenue sources so that it less dependent on a single revenue stream. However, until other sources of reliable revenue can be achieved, the Company continues to be subject to the Internet advertising market. That market has experienced a general decline in the latter half of 2001 and into 2002. Sales of advertising remain the dominant source of revenue for the Company. There can be no assurances that the Company will be successful in diversifying its revenue base.

The Company has incurred significant losses since inception, and as of December 31, 2001 had an accumulated deficit of $8,129,000. Bingo will continue to incur losses until its BiG'r Bingo game achieves sufficient market penetration and revenue grows. There can be no assurances that either will occur. Bingo has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations. The Company expects to continue to incur costs in order to build the business. There can be no assurances that the costs invested in building the business will result in profitable operations.

During the year ended December 31, 2001 the Company underwent a significant restructuring of the business, in order to streamline operations and reduce operating costs. As part of this restructuring, management of the Company changed. In August 2001, Tarrnie Williams, a pioneer in the Canadian software industry, took over as President and CEO. Mr. Williams then began the process of rebuilding the business to take advantage of new revenue opportunities with a new game (BiG'r Bingo) and a new management team.

In an effort to reduce operating costs, the Company relocated its headquarters to Vancouver, British Columbia, from Los Angeles, California. This move has resulted in a significant reduction in operating costs. The Company now operates out of leased space in Vancouver, with a small staff and has outsourced many labor intensive functions to third parties. Moving forward, the Company will continue to control operating costs and look for ways to operate efficiently without hiring a significant number of additional employees. The Company is working to settle old, outstanding accounts payable, so that it can move forward with a more stable financial footing.

As part of the strategy embarked upon by the new management team, the Company entered into a number of significant agreements during the year ended December 31, 2001. These agreements are described more fully in "Item 1. Business" above. The purpose of these agreements is to set in place an appropriate infrastructure on which to build what we hope will be the preeminent Web portal built around the game of bingo, incorporating a variety of bingo-based entertainment and offering a variety of goods and services to registered members.

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


CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the summary of Significant Accounting Policies presented as Note 2 to our 2001 audited consolidated financial statements presented elsewhere in this report. Note 2 summarizes the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, the Company evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, bad debts exposure and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. The Company bases its estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.


     Revenue Recognition

Revenue from the sale of advertising is recognized as the service is delivered on the Website, as the advertising campaign or the impressions and clicks are made on the Website. Revenue from advertising campaigns that span a number of months is recognized equally over the term of the campaign. Effective September 1, 2001, Bingo contracted all advertising services to a third party, NextLevel (see details in Item 1), for a minimum monthly fee of $112,000. As of September 1, 2001, Bingo does not sell any advertising directly. NextLevel bears all risk associated with credit and collection for the sales from September 1, 2001 forward. From that date, advertising revenue is recognized based on the NextLevel agreement, and the monthly fee is invoiced at the end of each month. Invoiced amounts are generally collected between 60 and 90 days after invoicing. There is collection risk associated with these amounts because NextLevel may not sell enough advertising to cover the monthly fee. There is no risk of loss on the NextLevel amounts because there are minimal costs associated with this contract. Prior to signing the NextLevel agreement Bingo did experience losses on sales of advertising, amounting to approximately 12% of advertising revenue, net of barter transactions.

Network maintenance fee revenue is recognized when the game is actually played, which is when the revenue is earned. 100% of the revenue is recognized, and the licensing and service fees owed to CYOP, as described more fully in Item 1, are recognized as a cost of revenue. Network maintenance fees are invoiced on a monthly basis, and invoiced amounts are collected between 60 and 90 days after invoicing. There is a low collection risk on the network maintenance fee amounts because the funds are held in trust for us by CYOP.


     Impairment of Long-lived Assets

Management evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standard 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." These assets comprise mainly property and equipment, and the bingo.com domain name and the Skill Bingo patent. The impairment review is performed by the Company whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying amount may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets' carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired. We have not recorded an impairment loss in fiscal 2001.


SOURCES OF REVENUE AND REVENUE RECOGNITION

Bingo generates the majority of its revenue from the sale of advertising on its website. We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable. Accounts receivable are recorded net of advertising commissions.

Effective September 1, 2001, the Company has contracted NextLevel to manage the sales of advertising on the bingo.com Website. Under the terms of the agreement, NextLevel pays Bingo 50% of all advertising revenue generated from the Company's Website, subject to a minimum monthly fee of $112,000. This revenue is recognized on a monthly basis, in accordance with the contract terms. This contract has been terminated effective January 31, 2002. The Company expects to replace the NextLevel agreement with a new Website advertising and ad serving agreement with CYOP during the first half of 2002, but a definitive agreement has not been completed as of the date of this report. In the mean time, the Company is collecting 50% of the advertising revenue generated by our Web portal.

In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. Bingo barters portions of the unsold advertising impressions generated by its website in exchange for advertising in media properties owned by third parties. The Company records revenues and costs for such barter transactions at the market value of the advertising exchanged, with no net income or loss recognized. Barter revenue totaled $372,000 for the year ended December 31, 2001 and $334,000 for the year ended December 31, 2000.


NEW ACCOUNTING PRONOUNCEMENTS

In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted effective January 1, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

     REVENUE

Revenue increased to $1,734,000 for the year ended December 31, 2001, an increase of 55% over revenue of $1,120,000 for the same period in the prior year. Revenue for the three months ended December 31, 2001 decreased to $343,000, a drop of 33% over revenue of $514,000 for the same period in 2000. The reduction in revenue for the fourth quarter of 2001 can be explained generally by the downturn in the North American economy and the erosion of the market for Internet advertising. The increase in revenue for the 2001 fiscal year can be explained by the fact that the Company had a full year of operations in 2001 compared to only a partial year in 2000. 2000 was the first year that the business began to be built.


     COST OF REVENUE

Bingo recorded cost of revenue of $1,094,000 during the year ended December 31, 2001, an increase of $233,000 or 27% compared to costs of $861,000 for the same period in the prior year. The gross margin improved to 37% in 2001 from 23% in 2000. For the fourth quarter of 2001, cost of revenue decreased to $243,000, a change of $183,000 or 43% compared to costs of $426,000 for the same period in the prior year. The gross margin on sales increased to 29% during the quarter ended December 31, 2001, compared to a margin of 17% during the same period in the prior year.

Cost of revenue consists primarily of commissions paid on the sale of advertising and the market value of advertising exchanged in barter transactions (see above). The Company incurred higher commission costs in 2000 compared to 2001. In the fourth quarter of 2001 the cost of revenue was comprised mainly of fees associated with agreements described above that became effective September 1, 2001. More specifically, the Company incurred license and service fees of $78,000 per month in connection with the licensing of the CrediPlay software, and Website management and hosting fees of $12,000 per month (see Item 1 for a detailed discussion of these agreements) starting in September 2001.

     SALES AND MARKETING EXPENSES

Sales and marketing expenses dropped to $201,000 for the year ended December 31, 2001, a decrease of $535,000 over 2000 expenses of $736,000. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs. All of these amounts decreased significantly in 2001 as a result of changes to the business. NextLevel performed sales activities for the Company starting in late August. In addition, at the beginning of the 2001 year, sales of advertising were outsourced to Cox Interactive Sales, who charged a flat 25% commission on all sales.

We expect to continue to incur sales and marketing expenses to further our efforts to increase traffic to our Web portal. These costs will include commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve revenue. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.


     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses decreased to $1,575,000 for the year ended December 31, 2001, a reduction of 21% over costs of $1,989,000 for the previous year. General and administrative expenses declined from the prior year as a result of changes to the business, including moving the Company's offices from California to Vancouver, and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses.

We expect that our recent move to Vancouver will result in lower overall general and administrative expenses. However, we expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses.


     WEBSITE DEVELOPMENT EXPENSES

Website development expenses are the costs associated with developing content for and the maintenance of the Company's Website and planning costs associated with the new BiG'r Bingo game. There were no costs incurred during fiscal 2001, while expenses totaled $268,000 for the year ended December 31, 2000. The Company completed a software development agreement during the third quarter of 2001 in connection with the

BiG'r Bingo game (see details in Item 1). Under the terms of the agreement, the Company paid CDN$300,000 to a third party for the development by of the BiG'r Bingo game in accordance with the Company's requirements. The full amount of these costs has been capitalized to Website development costs, included in fixed assets on the financial statements as at December 31, 2001.

The Company adopted EITF 00-2 "Accounting for Web Site Development Costs" and development costs incurred subsequent to June 30, 2000 associated with the Company's Web Site were recorded in accordance with EITF 00-2.


     DEPRECIATION AND AMORTIZATION

Depreciation and amortization includes depreciation of the Company's fixed assets, as well as amortization of the bingo.com domain name and the BiG'r Bingo development costs. The Company capitalized the cost of the purchase of the domain name and is amortizing the cost over five years from the date of commencement of operations. Fixed assets are depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $611,000 during the year ended December 31, 2001, from $536,000 during the prior year. The change in depreciation and amortization can be explained by the fact that the domain name rights were amortized for a longer period of time in fiscal 2001, as well as by the acquisition of the BiG'r Bingo game in 2001.


     INTEREST EXPENSE

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases. Interest expense increased to $134,000 for 2001, an increase of $86,000 over the prior year's expense of $48,000. The increase is attributable to interest on the debenture in 2001. The Company began drawing down the convertible debenture in April 2001, and interest began accruing on the drawdown amounts at the rate of 12% per annum, commencing on the drawdown date. The interest is payable in 2003. There was no such debenture in the prior year.


     INCOME TAXES

No income taxes were payable in 2001 or in 2000, as a result of the operating loss recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of future tax assets, and, accordingly, has not booked an income tax benefit at December 31, 2001 or at 2000. All losses incurred can be carried forward for seven years for Canadian income tax purposes.

     LOSS PER SHARE AND NET LOSS

The Company ended the year with a net loss of $1,879,000, a loss per share of $0.18, which is a 44% improvement over the prior year's net loss and loss per share of $3,335,000 and $0.33, respectively. For the quarter ended December 31, 2001 the net loss was $301,000, a loss per share of $0.02, a significant decrease from the 2000 net loss of $584,000, a $0.05 loss per share. The reduction in the net loss and loss per share in 2001 is a result of the Company's efforts to cut spending and improve the overall financial performance.


YEARS ENDED DECEMBER 31, 2000 AND 1999

The year ended December 31, 2000 was our first year of generating revenue.

Our early strategy was to develop an online gaming operation with an initial focus on bingo. Due to adverse changes in North American gaming laws, in August 1999 our Board, with the intention of protecting our shareholders, decided to prohibit the Company from engaging in gaming operations in jurisdictions with laws that prohibit online gaming. From August 1999 to December 31, 1999, we revised our business plan and focused on the alternative of developing our prize based, play for free games with an emphasis on entertainment. In December 1999 we launched a beta version of our first play for free game and our revamped Website. In 2000 our board announced the discontinuance of our Antigua based gaming operation and we applied all of its resources to our revised business plan. In 1999 we had just begun active business operations, but as we were still in the development stage, no revenues were yet being generated. As a result, this should be kept in mind when making any direct comparisons to the operating results of the year ended December 31, 2000.

Total assets decreased to $2,715,258 as of December 31, 2000 compared to $4,990,371 at in 1999. The primary reason for this decrease was that cash resources were invested in the development of the operations and launching of the Website without any additional financings during the year. No funds were raised through the issuance of common stock in 2000. In 2000, we invested $544,593 in office and computer equipment, including software development equipment, compared to $281,395 in 1999. Of the 2000 amount, $424,997 of capital equipment was purchased through long term capital leases over terms of 24 to 60 months. We also acquired the bingo.com domain name during 1999 for $200,000 in cash and 500,000 shares of our common stock, which were valued at $2.00 per share. Our cash position decreased by $3,206,528 to $174,463 and our working capital position decreased to a deficit of $428,256 from working capital of $3,251,649.

Of the $3,026,089 of total expenses for continuing operations for the year ended December 31, 2000, $1,979,662 was for general and administrative expenses associated with the start up of our operations. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees for preparation and review of our registration statement, insurance and other general corporate and office expenses. The balance of expenses included $64,500 for stock based compensation costs for our executive and corporate staff, and $246,268 for amortization of capital assets.

Sales and marketing expenses were $735,659 for the year ended December 31, 2000 and were $490,234 for the year ended December 31,1999. We incurred costs in 2000 for initial awareness advertising and for banner advertising for the Website. The balance of marketing and advertising expenses consists of payroll and consultant's costs, travel and office costs.

We expect to continue to incur losses as we continue to build our operations. A loss of $45,899 was recorded for discontinued operations in 2000, whereas our loss for the twelve months ended December 31, 1999 from our discontinued operation based in Antigua was $494,107.

We had a net loss of $3,334,891, or $0.33 per share for the year ended December 31, 2000, compared to $2,908,640 or $0.31 per share for the year ended December 31, 1999. 2000 included net interest income of $29,101 and 1999 included net interest income of $125,901 earned on our surplus cash balances.


LIQUIDITY AND CAPITAL RESOURCES

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. As a result, Bingo is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources.

Bingo had cash and cash equivalents of $14,000 and a working capital deficiency of $1,055,000 at December 31, 2001. This compares to cash and cash equivalents of $174,000 and working capital deficiency of $428,000 at December 31, 2000. The deficiency has increased in fiscal 2001 because the Company has been unable to settle current liabilities as they come due, and has accumulated accounts payable of $871,000 at December 31, 2001.

During the year ended December 31, 2001, Bingo used cash of $647,000 in operating activities compared to using $2,655,000 in the prior year. The significant decrease in cash used for operations can be explained mainly by a large reduction in our operating loss in 2001 as the Company attempted to cut operating costs and reduce spending, as well as by an increase in current liabilities in 2001.

Net cash provided by financing activities was $1,067,000 in 2001, which compares to cash used of $244,000 in 2000. During the year ended December 31, 2001, the Company issued a secured convertible debenture in the amount of $1,250,000, of which $1,100,000 was advanced to the Company at December 31, 2001 (see detailed discussion in Item 5). The proceeds from the convertible debenture were used to fund working capital requirements and pay amounts due under the domain name contract payable. The outstanding principal advanced on the convertible debenture bears interest at a rate of 12% per year, and the debenture is due on April 16, 2006. The debenture is convertible into common stock of the Company at a conversion rate of $0.125 per share. The net cash used in financing activities in 2000 resulted from repayments of leases and loans and no debt or equity financing.

The Company used cash of $573,000 in investing activities in 2001, compared to using cash of $307,000 in the prior year. Cash was invested in the domain name rights, as payments of $362,000 (2000 - $188,000) were made in accordance with the agreement for the acquisition of the domain name rights (see Item 1 for details of agreement). The Company also acquired fixed assets valued at $23,000 and the BiG'r Bingo game for a cost of $188,000, which compares to $120,000 invested in fixed assets in the prior year. The change is a result of the startup of the business in 1999 and 2000, which required a higher level of fixed asset additions.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2002, and are substantially dependent on continued funding from our President and CEO to continue operations. Although our cash flow is improving, we will need to obtain additional financing to support our operations for the duration of 2002.

There can be no assurances that additional capital will be available when we need it on terms that we consider acceptable. The auditors' report on the Company's December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


AUDIT COMMITTEE

The Company has not yet established an Audit Committee of the Board of Directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2001, Bingo had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. All financial liabilities are due within the next twelve months and are classified as current liabilities in the consolidated balance sheet included in this report, except for the debentures payable, which are due April 2006. The fair value of all financial instruments at December 31, 2001 is not materially different from their carrying value.

To December 31, 2001, substantially all revenues and the majority of cash costs have been realized or incurred in United States dollars and as such, are not subject to material foreign currency exchange rate risk. However, our foreign currency exchange risk may increase now that we have relocated to Canada. To date, Bingo has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company and related schedules described under "Item 14. Financial Statements and Financial Statement Schedules," are included following this page.

BINGO.COM, INC.

Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999












Auditors' Reports                                                             46

Consolidated Financial Statements

     Balance Sheets                                                           48

     Statements of Operations                                                 49

     Statements of Stockholders' Equity (Deficiency)                          50

     Statements of Cash Flows                                                 50

     Notes                                                                    51

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders
Bingo.com, Inc.


We have audited the consolidated balance sheet of Bingo.com, Inc. as at December 31, 2001 and the consolidated statements of operations, stockholders equity (deficiency) and cash flows for the years ended December 31, 2001 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 1999 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $8,129,172. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/  DAVIDSON & COMPANY
----------------------------------------
Chartered Accountants

Vancouver, Canada
March 15, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Bingo.com, Inc.


We have audited the accompanying consolidated balance sheet of Bingo.com, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $6,250,335. Continued losses are projected for at least the next 8 months. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ GRANT THORNTON LLP
----------------------------------------
Certified Public Accountants

Los Angeles, California
May 3, 2001

BINGO.COM, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2001 and 2000

-----------------------------------------------------------------------------------------------
                                                                            2001           2000
-----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $    14,028    $   174,463
   Accounts receivable, net of allowance for
      doubtful accounts of $46,185 (2000 - $36,949)                      351,330        268,849
   Note receivable from officer (note 13)                                     --         31,405
   Prepaid expenses                                                        9,178         51,128
-----------------------------------------------------------------------------------------------
                                                                         374,536        525,845

Fixed assets (note 3)                                                    477,554        506,897

Other assets                                                              27,559         37,286

Domain name rights (note 4)                                            1,257,241      1,645,230
-----------------------------------------------------------------------------------------------
                                                                     $ 2,136,890    $ 2,715,258
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                                  $   870,660    $   450,946
   Accrued liabilities (note 5)                                          165,076         66,135
   Loan payable (note 6)                                                  45,385             --
   Current portion of contract payable (note 4)                          184,772        270,165
   Current portion of capital leases (note 7)                            163,221        166,855
-----------------------------------------------------------------------------------------------
                                                                       1,429,114        954,101


Contract payable, net of current portion (note 4)                             --        276,476

Capital leases payable, net of current portion (note 7)                   25,974        100,660

Debenture payable (note 8)                                             1,100,000             --

Stockholders' equity (deficiency) (note 9):
   Common stock, $.001 par value, authorized 50,000,000 shares;
      issued and outstanding 10,854,608 shares (2000 - 10,104,608)        10,855         10,105
   Additional paid in capital                                          7,669,826      7,629,900
   Deficit                                                            (8,129,172)    (6,250,335)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment                             30,293         (5,649)
-----------------------------------------------------------------------------------------------
                                                                        (418,198)     1,384,021
-----------------------------------------------------------------------------------------------
                                                                     $ 2,136,890    $ 2,715,258
===============================================================================================

Continuing operations (note 1)
Commitments (note 16)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

---------------------------------------------------------------------------------------------
                                                          2001           2000            1999
---------------------------------------------------------------------------------------------
Revenue                                           $  1,362,756   $    820,384    $         --
Barter revenue (note 2(c)(ii))                         371,566        299,480              --

Cost of revenue                                      1,093,963        861,200              --
---------------------------------------------------------------------------------------------
Gross profit                                           640,359        258,664              --

Operating expenses:
   General and administrative                        1,575,393      1,988,820       1,591,290
   Selling and marketing                               200,607        735,659         490,234
   Interest expense                                    133,870         47,563              --
   Software and website development (note 2(o))             --        268,296         358,241
   Depreciation and amortization                       611,147        536,419          40,669
---------------------------------------------------------------------------------------------
                                                     2,521,017      3,576,757       2,480,434
---------------------------------------------------------------------------------------------
Loss from continuing operations
   before undernoted                                 1,880,658      3,318,093       2,480,434

Other income:
   Interest income                                       1,821         29,101         125,901
---------------------------------------------------------------------------------------------
Loss before discontinued operations                  1,878,837      3,288,992       2,354,533

Loss from discontinued operations, net of tax .             --        (45,899)       (494,107)
Loss on disposal of discontinued operations                 --             --         (60,000)
---------------------------------------------------------------------------------------------
Loss for the year                                 $  1,878,837   $  3,334,891    $  2,908,640
=============================================================================================

Net loss per common share,
   from continuing operations                     $       0.18   $       0.33    $      0. 25

Net loss per common share,
   from discontinued operations                             --             --           0. 06
---------------------------------------------------------------------------------------------
Net loss per common share,
   basic and diluted (note 2(l))                  $       0.18   $       0.33    $      0. 31
=============================================================================================
Weighted average common shares outstanding,
    basic and diluted (note 2(l))                   10,447,200     10,065,054       9,278,084
=============================================================================================

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                              other
                                                                                                      comprehensive
                                                                                                     earnings (loss)
                                                                                                     --------------
                                                                                                            Foreign           Total
                                                                  Paid-in       Shares                     currency   stockholders'
                                               Common stock    additional     allotted                  translation          equity
                                          Shares     Amount       capital    for issue      Deficit      adjustment    (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             1,000,000    $ 1,000    $    4,000    $    --      $    (6,804)   $     --      $    (1,804)

Issuance of common stock, for cash     8,416,668      8,417     6,057,957         --             --            --        6,066,374

Issuance of common stock,
  for domain name rights                 500,000        500       999,500         --             --            --        1,000,000

Shares allotted for issue                   --         --            --        226,563           --            --          226,563

Stock based compensation                    --         --         286,346         --             --            --          286,346

Comprehensive loss:
  Net loss                                  --         --            --           --       (2,908,640)         --       (2,908,640)
  Cumulative translation adjustment         --         --            --           --             --          (4,111)        (4,111)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (2,912,751)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999             9,916,668      9,917     7,347,803      226,563     (2,915,444)       (4,111)     4,664,728

Issuance of common stock,
  for services                           189,000        189       290,874     (226,563)          --            --           64,500

Repurchase of common stock                (1,060)        (1)       (8,777)        --             --            --           (8,778)

Comprehensive loss:
  Net loss                                  --         --            --           --       (3,334,891)         --       (3,334,891)
  Cumulative translation adjustment         --         --            --           --             --          (1,538)        (1,538)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (3,336,429)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            10,104,608     10,105     7,629,900         --       (6,250,335)       (5,649)     1,384,021

Stock based compensation                 750,000        750        39,926         --             --            --           40,676

Comprehensive loss:
  Net loss                                  --         --            --           --       (1,878,837)         --       (1,878,837)
  Cumulative translation adjustment         --         --            --           --             --          35,942         35,942
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (1,842,895)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001            10,854,608    $10,855    $7,669,826    $    --      $(8,129,172)   $   30,293    $  (418,198)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------------------------
                                                                2001           2000           1999
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                              $(1,878,837)   $(3,334,891)   $(2,908,640)
   Items not involving cash:
      Stock based compensation                                85,000         64,500        286,346
      Depreciation and amortization                          611,147        536,419         59,727
      Loss on disposal of discontinued operations                 --         45,899        554,107
      Loss on disposal of fixed assets                        16,716            154             --
   Changes in operating assets and liabilities:
      Accounts receivable                                    (82,481)      (200,946)      (102,239)
      Prepaid expenses                                        41,950         (5,384)       (83,030)
      Note receivable                                         31,405          2,931             --
      Other assets                                             9,727             --             --
      Accounts payable and accrued liabilities               518,656        236,268       (533,021)
--------------------------------------------------------------------------------------------------
   Net cash used in operating activities                    (646,717)    (2,655,050)    (2,726,750)

Cash flows from financing activities:
   Issue of debenture payable                              1,100,000             --             --
   Capital lease repayments                                  (78,320)      (181,300)            --
   Capital lease financing                                        --             --         23,817
   Proceeds from loans and notes payable                     168,385             --         53,912
   Repayment of loans and notes payable                     (123,000)       (53,912)            --
   Issue of common stock                                          --             --      6,066,374
   Shares allotted for issue                                      --             --        226,563
   Repurchase of common stock                                     --         (8,778)            --
--------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities     1,067,065       (243,990)     6,370,666

Cash flows from investing activities:
   Purchase of fixed assets                                  (23,088)      (119,629)      (213,971)
   Acquisition of BiG'r Bingo                               (188,348)            --             --
   Payments on domain name contract payable                 (361,869)      (187,859)      (200,905)
--------------------------------------------------------------------------------------------------
   Net cash used in investing activities                    (573,305)      (307,488)      (414,876)

Effect of exchange rate changes on
   cash and cash equivalents                                  (7,478)        (1,538)        (4,111)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                              (160,435)    (3,208,066)     3,224,929

Cash and cash equivalents, beginning of year                 174,463      3,382,529        157,600
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $    14,028    $   174,463    $ 3,382,529
==================================================================================================

Supplementary information:
   Interest paid                                         $    71,291    $    47,563    $    12,630
   Income taxes paid                                              --             --             --
==================================================================================================

Non-cash transactions:
   Barter transactions                                   $   371,566    $   299,480    $        --
   Acquisition of domain name                                     --        734,500             --
==================================================================================================

Non-cash financing activities:
   Value assigned on issuance of stock options           $   (40,000)   $    64,500    $   286,346
   Fixed assets acquired through capital lease                    --        424,998             --
   Issue of common stock for domain name                          --             --      1,000,000
   Issue of common stock for services                        125,000        226,563             --
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND CONTINUING OPERATIONS:

     Bingo.com, Inc. (the "Company") was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. The Company is in the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com. During the year ended December 31, 2001 the Company launched a new, skill-based pay-for-play bingo game known as BiG'r Bingo.

     These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses and incurred negative cash flow from operations in the last three years, and has an accumulated deficit of $8,129,172 at December 31, 2001. As of the date of these financial statements, the Company has utilized substantially all of its available funding.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts and settlement of the liability amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has taken steps to revise and reduce its operating requirements and to stabilize revenue and continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Basis of presentation:

          These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiaries, Bingo.com (Canada) Enterprises Inc., Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (b)  Use of estimates:

          The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods. Significant areas requiring the use of estimates include the valuation of long-lived assets, the collectability of accounts receivable and the valuation of future tax assets. Actual results may differ significantly from these estimates.

     (c) Revenue recognition:

          (i)  Advertising revenue:

          During the year ended December 31, 2000, the Company contracted with a sales agency to sell advertising on its Website directly to corporate customers or through advertising agencies. The Company paid an advertising commission to the sales agency for placing advertisements on its Website. Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the Website. Advertisements are billed on a monthly basis. Accounts receivable are recorded net of advertising commissions.

          During the year ended December 31, 2001, the Company cancelled the contract with the sales agency and undertook the selling of advertising in-house. Revenue related to advertising sold by the Company's sales force has been recognized as the advertising campaign or impressions and clicks are made on the Website, when the service is delivered.

          Effective September 1, 2001, the Company contracted with an Internet marketing company to sell advertising on its Website directly to corporate customers or through advertising agencies. The Company receives a minimum monthly fee of $112,000 in connection with this contract and the minimum fee is recognized as revenue on a monthly basis. Subsequent to year end, this agreement was terminated, effective January 31, 2002.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c)  Revenue recognition (continued):

          (ii) Barter revenue:

          In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions.

         The Company bartered portions of the unsold advertising impressions generated by its Website for advertising in media properties owned by third parties. The Company recorded revenues and costs for such barter transactions, with no net income or loss recognized. Barter revenue was $371,566 for the year ended December 31, 2001 (2000 - $299,480; 1999 -
         $nil).

     (d)  Foreign currency:

          The consolidated financial statements are presented in United States dollars, the functional currency of the Company. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Nonmonetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

          The functional currency of the Company's wholly-owned Canadian subsidiary is the Canadian dollar. These financial statements are translated into US dollars using the exchange rate at the balance sheet date for assets and liabilities. Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as the foreign currency translation adjustment in stockholders' equity and included in other comprehensive loss

     (e)  Cash and cash equivalents:

          The Company considers all short-term investments with a term to maturity at the date of purchase of three months or less to be cash equivalents.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (f)  Fixed assets:

          Fixed assets are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for annually using accelerated methods over useful lives of three to five years.

     (g)  Advertising:

          The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2001 total $6,258 (2000 - $44,558; 1999 - $125,265).

     (h)  Stock-based compensation:

          The Company accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. This practice is allowed under the provisions of SFAS No. 123. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. In accordance with SFAS 123, since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented in note 9(b) as if the options had been valued at their fair values. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as earned, which is generally over the vesting period of the underlying option.

          In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, options repricings, and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25. The application of FIN 44 does not have a material impact on the consolidated financial position or results of operations of the Company at December 31, 2001 or 2000.

          The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The measurement date used is the earlier of either the performance commitment date or the date at which the equity instrument holder's performance is complete.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i) Impairment of long-lived assets and long-lived assets to be disposed of:

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of." At December 31, 2001, the only long-lived assets reported on the Company's consolidated balance sheet are fixed assets and domain name rights. This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

     (j)  Comprehensive income:

          Comprehensive income consists of net loss and foreign currency translation adjustments that are separately presented in the consolidated statements of stockholders' equity.

     (k)  Income taxes:

          The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

          Future tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for future tax assets when it is not more likely than not that such future tax assets will be realized.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (l)  Net loss per share:

          Basic loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants and convertible debt, outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options or conversion of the convertible debenture outstanding would be anti-dilutive.

     (m)  Software development:

          The Company has adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life. The Company capitalized total software development costs of $188,348 during the year ended December 31, 2001 (2000 - nil), relating to the development of BiG'r Bingo.

     (n)  Domain name:

          The Company has capitalized the cost of the purchase of the domain name bingo.com and is amortizing the cost over five years from the date of commencement of operations. The capitalized amount is based on the net present value of the minimum payments required under the terms of the purchase agreement.

     (o)  Website development costs:

          The Company has adopted EITF 00-2 "Accounting for Web Site Development Costs". EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the Website, graphics, content, and operating expenses. EITF 00-2 is effective for Website development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 in fiscal 2000 and all Website development costs for periods subsequent to June 30, 2000 have been expensed as operating costs. No Website development costs were capitalized for the periods ending December 31, 2001 or 2000.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (p)  New accounting pronouncements:

          In June, 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting. SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company has no such transactions in 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

          In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations and is required to be adopted effective January 1, 2002.

          The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.


3.   FIXED ASSETS:

--------------------------------------------------------------------------------
                                                        Accumulated     Net book
     2001                                      Cost    depreciation        value
--------------------------------------------------------------------------------
     Equipment and computers               $736,508        $452,552     $283,956
     Website and software development       194,421          15,696      178,725
     Furniture and fixtures                  32,372          17,499       14,873
--------------------------------------------------------------------------------
                                           $963,301        $485,747     $477,554
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                        Accumulated     Net book
     2001                                      Cost    depreciation        value
--------------------------------------------------------------------------------
     Equipment and computers               $501,349        $178,039     $323,310
     Website and software development       227,187          75,605      151,582
     Furniture and fixtures                  43,693          11,688       32,005
--------------------------------------------------------------------------------
                                           $772,229        $265,332     $506,897
--------------------------------------------------------------------------------

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


4.   DOMAIN NAME RIGHTS AND CONTRACT PAYABLE:

     The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a deemed value of $2.00 per share. Under the terms of the agreement, the Company is required to make quarterly royalty payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000, including the initial cash payment, required over the 99 year period ended December 31, 2098. Minimum royalty payments in accordance with the agreement are as follows:

--------------------------------------------------------------------------------
     Commencement date                                Minimum quarterly payments
--------------------------------------------------------------------------------
       July 1, 1999                                            $ 50,000
       July 1, 2000                                              75,000
       July 1, 2001                                             100,000
--------------------------------------------------------------------------------


     Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments and are being amortized on a straight line basis over five years. Capitalized domain name rights are $1,257,241 at December 31, 2001 (2000 - $1,645,230), net of
     accumulated amortization of $677,259 (2000 - $290,175). The guaranteed minimum payments have been recorded in the financial statements as contract payable. Payments made relating to this contract totaled $361,869 during the year ended December 31, 2001 (2000 - $187,859).


5.   ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2001 include accrued professional fees of $34,500 (2000 - $50,000), accrued interest of $62,579 (2000 - $nil) and other accruals of $67,997 (2000 - $16,135).


6.   LOAN PAYABLE:

     The loan payable at December 31, 2001 has no fixed terms of repayment and is non-interest bearing. The loan is payable to a director and officer of the Company.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


7. CAPITAL LEASE OBLIGATIONS:

     Future minimum lease payments under capital leases for software and Website equipment are as follows:

--------------------------------------------------------------------------------
                                                            2001           2000
--------------------------------------------------------------------------------
     Year ending December 31,
        2001                                           $      --      $ 183,201
        2002                                             170,765         92,174
        2003                                              27,480         16,275
--------------------------------------------------------------------------------
     Future minimum lease payments                       198,245        291,650
     Less: amount representing interest                   (9,050)       (24,135)
--------------------------------------------------------------------------------
     Balance of obligation                               189,195        267,515
     Less: due within one year                          (163,221)      (166,855)
--------------------------------------------------------------------------------
     Long-term obligation under capital leases         $  25,974      $ 100,660
--------------------------------------------------------------------------------


     The timing of the minimum lease payments detailed above is based on the provisions of the original lease agreements. The Company has defaulted on several of the smaller leases included above and may be required to make accelerated payments.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


8.   DEBENTURE PAYABLE:

     On April 16, 2001, the Company received a loan from and issued a secured convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation, for $750,000, and to Bingo, Inc., an Anguilla corporation, for $500,000 (collectively, "the Lenders"). Bingo Inc. was not a related party when the debenture agreement was signed; however, a current director and officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of Bingo Inc.

     Under the terms of the debenture interest shall accrue on the outstanding principal amount of the debenture at a fixed rate of 12% per annum from the issuance date through April 16, 2003, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006. All principal, accrued but unpaid interest and any other amounts due are due and payable at maturity on April 16, 2006.

     The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the debenture on the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the Lenders in payment of the debenture will be valued at $0.25 per share.

     The Lenders received a total of 12,000,000 common stock purchase warrants at an exercise price of $0.25 per share exercisable for a period of three years from the date of the debenture agreement in exchange for the loans. The Lenders have the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the debenture into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the debenture. The common stock that would be issued upon conversion of the debenture will be subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 (the "Exchange Act"). The debenture is secured by all assets of the Company.

     Drawdowns of principal under the debenture are scheduled as follows:

--------------------------------------------------------------------------------
     Date                                                               Drawdown
--------------------------------------------------------------------------------
     April 16, 2001                                                     $250,000
     May 1, 2001                                                         250,000
     June 1, 2001                                                        250,000
     July 1, 2001                                                        150,000
     October 1, 2001                                                     100,000
     January 1, 2002                                                     100,000
     April 1, 2002                                                       100,000
     July 1, 2002                                                        50,000
--------------------------------------------------------------------------------

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


8.   DEBENTURE PAYABLE (CONTINUED):

     As at December 31, 2001, the Company had drawndown a total of $1,100,000 in accordance with the terms of the debenture. The January 1, 2002 drawdown was paid prior to the December 31, 2001 year end.


9.   STOCKHOLDERS' EQUITY:

     (a)  Common stock issuances:

          During the year ended December 31, 2001 the Company issued 750,000 shares of common stock to the former President of the Company under the terms of a revised employment agreement. The shares are to be held in escrow for a period of one year from the date of issuance. After one year, the shares will be released at a monthly rate of the greater of 125,000 shares and 10% of the monthly volume of shares of the Company's common stock traded on the OTC Bulletin Board, in accordance with a formula included in the revised employment agreement. The Company has agreed to issue a further 250,000 shares to this individual, but these shares were not issued as of December 31, 2001 and therefore, are not reflected in share capital. All of the shares of common stock that have been issued and that will be issued are subject to certain resale restrictions, as defined in Rule 144 of the Exchange Act.

     (b)  Stock option plans:

          (i)  1999 stock option plan:

          The Company has reserved a total of 1,895,000 common shares for issuance under its 1999 stock option plan. The plan provides for the granting of non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

          The Company has granted a total of 1,600,000 stock purchase options under this plan, 1,525,000 of which remain outstanding at December 31, 2001. On June 29, 2000, the Company repriced previously granted options to purchase a total of 800,000 shares of the Company's common stock. These repricings resulted in the application of variable accounting, as prescribed by FIN 44. In accordance with FIN 44, the expense related to these options is based on the difference between the market value of the stock and the option exercise price in the reporting period.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


9.   STOCKHOLDERS' EQUITY (CONTINUED):

     (b)  Stock option plans (continued):

          (ii) 2000 stock option plan:

          In the consolidated financial statements as at and for the year ended December 31, 2000 the Company disclosed certain details related to the 2000 stock option plan, which had not yet been approved by the shareholders of the Company at the date of the financial statements. In accordance with Fin 44, the options that were to be issued under this plan were not recorded in the financial statements because the measurement date would have been the date of ratification of the stock option plan by the shareholders. The 2000 stock option plan expired before ratification was obtained by the stockholders of the Company.

          (iii) 2001 stock option plan:

          On May 31, 2001, the Company's Board of Directors adopted the 2001 stock option plan, subject to shareholder approval. The 2001 stock option plan was approved by the stockholders of the Company at the annual general meeting in June 2001. The Company has reserved a total of 2,000,000 common shares for issuance under the 2001 stock option plan. The plan provides for the granting of incentive and non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

          The Company granted stock options to purchase a total of 855,000 shares of the Company's common stock to employees under the 2001 Plan. Of the options granted during the year, a total of 600,000 vested at the grant date and 255,000 vest 10% at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date. A total of 625,500 of these common stock purchase options had vested at December 31, 2001.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


9.   STOCKHOLDERS' EQUITY (CONTINUED):

     (b)  Stock option plans (continued):

          A summary of stock option activity for the 1999 and the 2001 stock option plans for the two years ended December 31, 2001 is as follows:

--------------------------------------------------------------------------------
                                                                        Weighted
                                                           Number        average
                                                               of       exercise
                                                           shares          price
--------------------------------------------------------------------------------
     Options outstanding, December 31, 1999             1,025,000       $   3.72
        Granted (including repriced options)            1,300,000           0.63
        Exercised                                              --             --
        Cancelled/forfeited or repriced                  (800,000)          3.92
--------------------------------------------------------------------------------

     Outstanding, December 31, 2000                     1,525,000           0.96
        Granted                                           930,000           0.30
        Exercised                                              --             --
        Cancelled/forfeited                               (75,000)          3.00
--------------------------------------------------------------------------------
     Outstanding, December 31, 2001                     2,380,000       $   0.65
--------------------------------------------------------------------------------


          The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2001:

--------------------------------------------------------------------------------
       Range of
exercise prices                  Number           Number                  Expiry
      per share             outstanding      exercisable                    date
--------------------------------------------------------------------------------
$0.30                           600,000          600,000      September 21, 2006
 0.30                           255,000           25,500        October 15, 2006
 0.30                            75,000           75,000        October 31, 2002
 0.44 to 0.75                 1,100,000        1,100,000         August 31, 2003
 0.76 to 3.00                   350,000          350,000           April 2, 2002
--------------------------------------------------------------------------------
                              2,380,000        2,150,500
--------------------------------------------------------------------------------


          During the year ended December 31, 2000, the Company recorded non-cash compensation expense of $nil (2000 - $64,500; 1999 - $286,346)
          relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company, representing the intrinsic benefit derived from the exercise price being less than fair market value. The deferred compensation expense, which relates to options granted to employees, is being amortized over the vesting period of the underlying options.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


9.   STOCKHOLDERS' EQUITY (CONTINUED):

     (b)  Stock option plans (continued):

          During the year the Company recorded a non-cash reduction of compensation expense totaling $40,000 in connection with common stock purchase options that were repriced in the prior year. The Company is accounting for the repriced options in accordance with FIN 44 (see above). The reduction in compensation expense reflects the decrease in the market value of the Company's common stock during the year ended December 31, 2001.

          The Company's accounting policy for grants to employees under the Company's existing stock based compensation plans is disclosed in note 2(h). Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of FAS 123, the Company's net loss and basic loss per share would have been adjusted as follows:

--------------------------------------------------------------------------------
                                                  2001         2000         1999
--------------------------------------------------------------------------------
     Loss for the period - as reported      $1,878,837   $3,334,891   $2,908,640
     Loss for the period - pro forma         2,055,452    3,922,847    2,858,522
     Basic loss per share - as reported           0.18         0.33         0.31
     Basic loss per share - pro forma             0.20         0.39         0.31
     Weighted average fair value of
        options granted during year               0.19         0.45         0.05
--------------------------------------------------------------------------------


          The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                                  2001         2000         1999
--------------------------------------------------------------------------------
     Expected dividend yield                        --           --           --
     Expected stock price volatility              150%         117%         141%
     Risk-free interest rate                      4.5%         5.0%         6.0%
     Expected life of options                  5 years      5 years      5 years
--------------------------------------------------------------------------------

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


9.   STOCKHOLDERS' EQUITY (CONTINUED):

     (c)  Warrants:

          During 2001, the Company issued a total of 12,000,000 stock purchase warrants in connection with the debenture financing described in note
          8. Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance. The warrants expire on April 16, 2004. The exercise price of the warrants exceeded the market price of the Company's common stock on the date of issuance.

10.  OPERATING LEASES:

     The Company leases office facilities in Vancouver under an operating lease agreement that expires on September 29, 2005. Minimum lease payments under this operating lease are approximately as follows:

--------------------------------------------------------------------------------
     2002                                                         $22,361
     2003                                                          26,833
     2004                                                          26,833
     2005                                                          20,125
--------------------------------------------------------------------------------


     The Company paid rent expense totaling $67,437 for the year ended December 31, 2001 (2000 - $113,369, 1999 - $67,000). During the year ended December
     31, 2001 the Company terminated with no recourse the lease on the Los Angeles office.

     In February 2000, the Company sublet office facilities in Vancouver with a term expiring in April 29, 2002. The total amount of the sublease offsets the total liability of $4,500 per month. The Company's obligation under the original lease expires on April 30, 2002. This lease is not included in the schedule of operating lease commitments above.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


11.  INCOME TAXES:

     Income tax recovery attributable to losses from US operations was $nil for the years ended December 31, 2001, 2000 and 1999, and differed from the amounts computed by applying the United States federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

-----------------------------------------------------------------------------------------------
                                                             2001           2000           1999
-----------------------------------------------------------------------------------------------
     Computed "expected" tax recovery                 $   638,804    $ 1,133,863    $   988,938
     Increase (reduction) in income taxes resulting
        from income taxes in a higher jurisdiction       (261,931)      (345,950)      (435,328)
     Change in valuation allowance                       (376,873)      (787,913)      (553,610)
-----------------------------------------------------------------------------------------------
                                                      $        --    $        --    $        --
-----------------------------------------------------------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities at December 31, 2001 and 2000 are presented below:

-----------------------------------------------------------------------------------------------
                                                                            2001           2000
-----------------------------------------------------------------------------------------------
     Deferred tax assets:
        Net operating loss carryforwards                             $ 2,770,000    $ 2,125,000
-----------------------------------------------------------------------------------------------

        Total gross deferred tax assets                                2,770,000      2,125,000
        Less valuation allowance                                      (2,770,000)    (2,125,000)
-----------------------------------------------------------------------------------------------

        Net deferred tax assets                                               --             --
        Net deferred tax liabilities                                          --             --
-----------------------------------------------------------------------------------------------
                                                                     $        --    $        --
-----------------------------------------------------------------------------------------------


     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $2,770,000 and $2,125,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $645,000 and $1,134,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


11.  INCOME TAXES (CONTINUED):

     Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $8,000,000 prior to the expiration of the net operating loss carryforwards, which begin expiring in 2005. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences.

12.  DISCONTINUED OPERATIONS:

     In January 2000, the Company announced that it had discontinued and wound-up its Antigua based Internet gaming operations. The financial statements for the year ended December 31, 2000 were adjusted to include the effects of reclassification of the discontinued operation. In addition, the Company recorded a provision of $60,000 for on-going costs associated with the wind-up. The provision was applied to the 2000 operating expenses for the Antigua operations.

     The balance sheet as at December 31, 2000 included the following amounts applicable to the Antigua operations:

--------------------------------------------------------------------------------
     Current assets                                                      $ 3,710
     Capital assets, net of accumulated depreciation                      40,395
     Other assets                                                            905
     Current liabilities                                                  16,344
     Non-current liabilities                                                  --
--------------------------------------------------------------------------------


13.  RELATED PARTY TRANSACTIONS:

     i. During the year ended December 31, 2000, the Company provided an interest-free loan to the Company's then sole officer and director of $37,686, repayable over 12 months. As of December 31, 2001, $nil (2000
          - $31,405) remained outstanding.

          During the year ended December 31, 2001, the now former officer and director of the Company repaid $2,956 of the loan and the balance of $28,449 was written off by the Company.

     ii. The Company has received total loans of $45,385 from a current director and officer during the year ended December 31, 2001 (note 6).

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


14.  FINANCIAL INSTRUMENTS:

     (a)  Fair values:

          The fair value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments.

          The fair value of the debenture payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all. As a result, the financial statement carrying amount of the debenture payable at December 31, 2001 reflects the market value to the Company for the debt.

     (b)  Concentration of credit risk:

          Approximately 71% of the accounts receivable at December 31, 2001 is receivable from one customer.

     (c)  Foreign currency risk:

          The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into any forward exchange contracts or other derivative to hedge against foreign exchange risk.

15.  SEGMENTED INFORMATION:

     The Company operates in one business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by selling advertising on the Website. The revenue for the three years ended December 31, 2001 has been derived primarily from business in the USA.

16.  COMMITMENTS:

     During the year ended December 31, 2001, the Company, directly or through its subsidiaries, completed the following agreements:

          (i) Asset purchase and assignment agreement with FYRC Inc., a British Virgin Islands corporation, for the worldwide rights to the Skill-Bingo invention. This agreement requires the Company to pay a royalty of 4% of the gross revenue derived from the Skill-Bingo game (as defined in the agreement) commencing September 18, 2001 until December 31, 2098, as well as an initial fee of $5,000. Under the terms of the agreement, the royalty payment paid by the Company must be at least $200,000 after five years. The royalty is payable on a quarterly basis, 60 days after each quarter end, commencing February 15, 2002.

          The Company accrued total royalties of $1,359 at December 31, 2001 (2000 - $nil) and paid the initial fee of $5,000 during 2001 in connection with this agreement.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


16.  COMMITMENTS (CONTINUED):

     Certain directors and/or officers of FYRC Inc. were directors of the Company when the agreement was negotiated and signed. In evaluating the Skill-Bingo inventions and negotiating the asset purchase and assignment agreement, the Company used criteria such as: market opportunity, competitive advantage, potential revenues and anticipated margins. The Company's Board of Directors determined that the consideration for this transaction was reasonable.

     (ii) Agreement with CYOP Systems Inc. ("CYOP"), a Barbados company, granting the Company a license for a software program known as CrediPlay (the "Licensing Agreement"). Under the terms of the Licensing Agreement the Company is granted an irrevocable, worldwide, perpetual license to use the software for the support and operation of the Company's business, and CYOP will provide services for the operation of Bingo's customer service and data center. The initial term of the Licensing Agreement is three years.

     The license fee payable to CYOP under the terms of the Licensing Agreement is 25% of the revenue generated by the Company from the Skill-Bingo game (as defined in the agreement), commencing September 1, 2001, with a minimum monthly fee of $60,000. The service fee payable to CYOP under the terms of the agreement is 5% of the revenue derived by the Company from the Skill-Bingo game (as defined in the Licensing Agreement), with a minimum monthly service fee of $18,000 commencing September 1, 2001.

     The Company paid total fees of $312,000 during the year ended December 31, 2001 (2000 - $nil) in connection with the Licensing Agreement, which amount has been charged to cost of revenue in these financial statements.

     The Licensing Agreement was amended subsequent to year end, effective February 1, 2002. Under the terms of the amended agreement, the Company is no longer committed to paying the minimum monthly license fee of $60,000 and the minimum monthly service fee of $18,000. The payments will instead be based solely on the percentages of revenue stipulated in the original Licensing Agreement.

     A director and officer of CYOP was a director of the Company when the agreement was negotiated and signed. In negotiating the CYOP agreement, the Company used criteria such as: market opportunity, competitive advantage, potential revenues and anticipated margins. The Company's Board of Directors determined that the consideration for this transaction was reasonable.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


16.  COMMITMENTS (CONTINUED):

     (iii) Website hosting and management agreement with NextLevel.com Inc. ("NextLevel"), a Nevada corporation, for the provision of Website hosting services for the Company's Website. Pursuant to the terms of the agreement, NextLevel will provide full Website hosting services for the Company's Website for a fee of $12,000 per month, for an initial term of one year. The Company paid total fees of $48,000 during the year ended December 31, 2001 (2000 - $nil) in connection with this agreement. Subsequent to year end the Company delivered notice to NextLevel of Bingo's intention to terminate the agreement effective April 25, 2002.

17.  COMPARATIVE FIGURES:

     Certain comparative figures have been reclassified to conform to presentation adopted in the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 7, 2001, and as reported in the Company's Current Report on Form 8-K dated August 7, 2001, the Company changed its certifying independent accountant from Grant Thornton, LLP to Davidson & Company, Chartered Accountants.

This change was approved by the Company's board of directors, and was made in connection with the relocation of the Company's executive offices to Vancouver, British Columbia, from Los Angeles, California, and it was determined that Davidson & Company, Chartered Accountants, whose offices are in Vancouver could better serve the Company. Following August 7, 2001, Grant Thornton, LLP will continue to work with us on a project-by-project basis as the audit functions are transitioned to Davidson & Company, Chartered Accountants.

During our two most recent fiscal years and through the date of this report, (i) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) we did not and nobody on our behalf has consulted Davidson & Company, Chartered Accountants, regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Grant Thornton, LLP's report on the Company's financial statements for the year ended December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2000 and from the date of appointment of Grant Thornton, LLP as the Company's independent accountant on July 24, 2000, and the subsequent interim periods preceding Grant Thornton, LLP's dismissal, there were no disagreements with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Grant Thornton, LLP, would have caused Grant Thornton, LLP to make reference to the subject matter of the disagreement in connection with its report. We have authorized Grant Thornton, LLP to respond fully to any subject matter with respect to our financial statements.

The Company has not been advised by Grant Thornton, LLP of any of the following:
(A) lack of internal controls necessary for the Company to develop reliable financial statements; (B) any information that has come to their attention that has led them to no longer rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management; (C) any need to expand significantly the scope of their audit or information that has come to their attention during the two fiscal years prior to and preceding the change in independent accountants that, if further investigated, would (i) materially impact the fairness or reliability of the previously issued independent accountants' report or the financial statements issued or covering such period or (ii) cause Grant Thornton, LLP to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the dismissal of Grant Thornton, LLP or any other reason, Grant Thornton, LLP did not so expand the scope of the audit or conduct such further investigation; or (D) any information that has come to the attention of Grant Thornton, LLP, that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two fiscal years prior to and preceding the change in the independent accountants (including information that, unless resolved, to the satisfaction of such independent accountant, would prevent it from rendering an unqualified audit report on those financial statements) and due to the dismissal of Grant Thornton, LLP or any other reason, any issue has not been resolved to such independent accountants satisfaction prior to the dismissal of Grant Thornton, LLP.

The Company has requested that Grant Thornton, LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing disclosure.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this report are as follows:

NAME                           AGE     POSITION
--------------------------------------------------------------------------------
Tryon (Tarrnie) Williams        62     President and Chief Executive Officer and
                                       Chairman of our Board of Directors
Peter Crossgrove                64     Director
Jeremy Black                    35     Chief Financial Officer
--------------------------------------------------------------------------------


TRYON (TARRNIE) M. WILLIAMS has served as our President and Chief Executive Officer and Chairman since August 20, 2001. Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation, a private consulting firm, and since 1993, he has been an Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia. From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Since 1993, Mr. Williams has also been the Managing Partner of CEG, AVC and PEG Partnerships, created to invest in entertainment software worldwide. Mr. Williams is a director of YM Biosciences, Inc., CellStop International Limited, Appareo Software Ltd., and Blue Zone, Inc.

PETER CROSSGROVE has served as one of our Directors since September 2001. Mr. Crossgrove is currently the Chairman of Premdor Inc. (a door manufacturing company), a position he has held since June 1997. From 1994 to 1997, he was the President and Chief Executive Officer of Southern Africa Minerals (an investment holding company). Mr. Crossgrove was also the President and Chief Executive Officer of Itco Properties Ltd. (a real estate development and management company) from 1982 to 1992 and Vice-Chairman of Placer Dome Inc. (a mining company) in 1993 and 1994. Mr. Crossgrove is a director of a number of other Canadian and U.S. public companies, including: QLT Inc. (a biotechnology and pharmaceutical company), American Barrick Gold Corp. (a mining company), United Dominion Industries Ltd. (an industrial equipment company), Dundee Realty Corporation (a real estate company) and Philex Gold Inc. (a gold mining company).

JEREMY BLACK has been our Chief Financial Officer since October 17, 2001. He has also been Chief Financial Officer of Blue Zone, Inc., a publicly traded (BLZN) software development company located in Vancouver, since May 1, 2001. From December 2000 until May 1, 2001 he was the Corporate Controller and Director of Finance for Blue

Zone. Prior to joining Blue Zone, from July 1999 until December 2000, Mr. Black was Director of Financial Development at Intrawest Corp., a large publicly traded developer and operator of four-season resorts based in Vancouver. Until July 1999, Mr. Black was a Senior Manager in the assurance practice at KPMG LLP in Vancouver, and specialized in providing services to public companies. Mr. Black is a Chartered Accountant.


COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have two directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders. There are no family relationships between any of the officers and directors of the Company.


COMMITTEES OF OUR BOARD OF DIRECTORS

We currently do not have any committees of our Board of Directors.


BOARD OF DIRECTORS MEETINGS

The Company's Board of Directors did not meet in person during the last fiscal year, but approved all actions required by unanimous consent.


DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific Bingo business meetings. Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors.

During the year ended December 31, 2001, we granted options to each of Tarrnie Williams, Peter Crossgrove, Randy Peterson, and Mitch White to purchase 150,000 shares of common stock of the Company. The options have an exercise price of $0.30 per share and expire on September 21, 2006. Mr. Peterson and Mr. White are no longer Directors of the Company.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2001, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners failed to comply with all Section 16(a) filing requirements in a timely manner. However, all required reports have been filed as of March 28, 2002, except for reports for Mr. White, Bingo Inc., and Redruth Ventures Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following table describes the compensation Bingo paid to our Chief Executive Officer and former Chief Executive Officer (the "Named Executive Officers").


SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                            ------------------------------------    --------------------------
                                                                     RESTRICTED     SECURITIES
NAME AND                                            OTHER ANNUAL     STOCK          UNDERLYING     ALL OTHER
PRINCIPAL                   SALARY      BONUS       COMPENSATION     AWARDS         OPTIONS/       COMPENSATION
POSITION           YEAR     ($)         ($)         ($)              ($)            SARS (#)       ($)
------------------ ----     -------     -------     ------------     ----------     ----------     ------------
Tarrnie Williams
- President and
CEO (1)            2001      80,000          --               --             --        150,000                --
                   2000          --          --               --             --             --                --
                   1999          --          --               --             --             --                --

Shane Murphy -
President and
CEO (2)
                   2001     108,000          --               --      1,000,000(3)          --            28,000(4)
                   2000     168,000          --               --             --        500,000                --
                   1999      85,000          --               --             --        600,000                --

---------------
(1) All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. Williams. See additional discussion in Employment Arrangements section of Item 11 of this report.

(2)  Mr. Murphy resigned from the Company effective August 31, 2001.

(3) The Company issued 750,000 shares of common stock to the former President and Chief Executive Officer of the Company under the terms of a revised employment agreement. The shares are to be held in escrow for a period of one year from the date of issuance. After one year, the shares will be released at a monthly rate of the greater of 125,000 shares and 10% of the monthly volume of shares of the Company's common stock traded on the OTC Bulletin Board, in accordance with a formula included in the revised employment agreement. The Company has also agreed to issue a further 250,000 shares to this individual under the same terms. These shares have not been issued as of the date of this report. All of the shares of common stock that have been issued and that will be issued are subject to certain resale restrictions, as defined in Rule 144 of the Exchange Act.

(4) Represents balance of non-interest bearing loan from 2000 that was forgiven during the year.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2001, the Company granted to Mr. Williams options to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.30 per share until September 21, 2006. No stock options were exercised by any our executive officers during the fiscal year ended December 31, 2001.


STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2001 options to purchase a total 1,525,000 shares remained outstanding at exercise prices ranging from $0.30 to $1.45 per share. Options to purchase 370,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 2,000,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2001 options to purchase a total 855,000 shares remained outstanding at an exercise price of $0.30 per share. Options to purchase 1,145,000 shares remained available for future grant under the 2001 Stock Option Plan.

Our Board of Directors administers the 1999 Stock Option Plan and the 2001 Stock Option Plan (collectively, the "Stock Option Plans"). Our Board is authorized to construe and interpret the provisions of the Stock Option Plans, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options.

The Stock Option Plans provide for the granting to our employees of incentive stock options and the granting to our employees, directors and consultants of non-qualified stock options. Our Board determines the terms and provisions of each option granted under the Stock Option Plans, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment. In the case of incentive options, the exercise price cannot be less than 100% (or 110%, in the case of incentive options granted to any grantee who owns stock representing more than 10% of the combined voting power of Bingo or any of our parent or subsidiary corporations) of the fair market value of our common stock on the date the option is granted. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value of our common stock. The exercise price of options intended to qualify as performance-based compensation for purposes of Code Section 162(m) shall not be less than 100% of the fair market value of the stock. The aggregate fair market value of the common stock with respect to any incentive stock options that are exercisable for the first time by an eligible employee in any calendar year may not exceed $100,000.

The term of options under the Stock Option Plans will be determined by our Board; however, the term of an incentive stock option may not be for more than ten years (or five years in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of Bingo or any of our parent or subsidiary corporations). Where the award agreement permits the exercise of an option for a period of time following the recipient's termination of service with us, disability or death, that option will terminate to the extent not exercised or purchased on the last day of the specified period or the last day of the original term of the option, whichever occurs first.

If a third party acquires us through the purchase of all or substantially all of our assets, a merger or other business combination, except as otherwise provided in an individual award agreement, all unexercised options will terminate unless assumed by the successor corporation.


EMPLOYMENT ARRANGEMENTS

The Company entered into a management consulting agreement with T.M. Williams
(Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001 (the "Williams Agreement"), in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

The term of the Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the Williams Agreement. If the Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The Company will pay to T.M. Williams (Row), Ltd., $20,000 per month, in arrears, during the duration of the Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

The Williams Agreement was amended on February 28, 2002 such that the Company will pay to T.M. Williams (Row) Ltd. 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month.

The Company entered into a three-year employment agreement commencing July 1, 1999 with the former President and CEO, Shane Murphy. The agreement was subject to an additional renewal for a one year period at the end of each term unless terminated by either party with at least three months' prior written notice. Mr. Murphy's employment with the Company was terminated effective August 31, 2001.

The employment agreement included a covenant not to compete for a term of one year after termination of Mr. Murphy's employment. The agreement provided that in the event that Mr. Murphy's employment is terminated by the Company without cause (as defined in the agreement), he would be entitled to a severance payment in an amount equal to six months' base salary. The agreement further provided that in the event that Mr. Murphy's employment is terminated by Mr. Murphy as a result of a change of control (as defined in the agreement), he would be entitled to a severance payment in an amount equal to two times annual salary in effect at that time.

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

In April 2001, the original employment agreement with Mr. Murphy was cancelled and a new agreement was entered into indicating a salary of $175,000 for the first year of employment with increases to $200,000 for the second year and $225,000 for the third year. The agreement also stipulated 750,000 shares of common stock would be issued to Mr. Murphy. The shares were to be held in escrow for a period of one year. The shares will be released upon the earlier of (i) the last day of the escrow period or (ii) the date that employment is terminated, once the escrow period has expired. If termination occurred prior to the escrow period, then all shares would be surrendered and gifted back to the Company. The agreement acknowledged and honored the previous stock option grants totaling 1,100,000 common stock options under the 1999 Stock Option Plan and the salary advance without interest. The agreement also included several covenants not to compete and specifically referred to assignment, intellectual property protection, and copyrights in working.

As disclosed by the Company on August 20, 2001, the Company entered into a termination agreement with Mr. Murphy (the "Murphy Agreement"). Effective November 9, 2001, the Company and Mr. Murphy agreed to replace the Murphy Agreement with a new termination agreement, the terms of which are bound by certain confidentiality provisions included in the agreement. The agreement has not been executed as of the date of this report. However, the Company is no longer required to make to Mr. Murphy any of the cash payments previously disclosed in the Murphy Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 22, 2002 by:

o each person known by us to beneficially own 5% or more of our outstanding common stock;

o    each of our directors;

o    each of the Named Executive Officers; and

o    all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 22, 2002 are deemed outstanding.

Percentage of beneficial ownership is based upon 10,854,608 shares of common stock outstanding at March 22, 2002. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Bingo.com, Inc., 1166 Alberni Street, Suite 1405, Vancouver, British Columbia, V6E 3Z3.

                                                     Number of Shares
Name and Address of Beneficial Owner                 Beneficially Owned     Percent of Class
----------------------------------------------------------------------------------------------
Tryon M. Williams...........................           408,000(1)            4%
203 Shakespeare Tower
The Barbican
London, England, EC2Y 8DR

Mitch White.................................           150,000(2)            1%
1286 Homer Street, 3rd Floor
Vancouver BC
Canada, V6B 2Y5

Randy Peterson..............................           150,000(2)            1%
1286 Homer Street, 3rd Floor
Vancouver BC
Canada, V6B 2Y5

Peter Crossgrove............................           150,000(2)            1%
3769 Escarpment Road
Caledon, ON
Canada, L0N 1C0

Shane Murphy................................         2,100,000(3)           17%
201-1688 Cypress Street
Vancouver, BC
Canada, V6J 5J1

All directors and Named Executive Officers
as a group (5 persons)......................         2,958,000              23%

Bingo Inc...................................         8,400,000(4)           44%
P.O. Box 727, Landsome Road
The Valley,
Anguilla, B.W.I.

Redruth Ventures Inc........................        13,200,000(5)           55%
3076 Francis Drake's Highway
P.O. Box 3463 Road Town,
Tortola, BVI

---------------
(1) Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share. Also includes 172,000 shares held directly by Mr. Williams and 86,000 shares held indirectly through Mr. William's one-third interest in a private company, Ruhal Holdings Ltd.

(2) Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share.

(3) Includes 1,100,000 shares of common stock that may be issued upon the exercise of 1,100,000 stock purchase options with exercise prices ranging from $0.44 to $0.75 per share. Also includes 750,000 shares of common stock issued and 250,000 shares to be issued to Mr. Murphy in accordance with the amended Murphy Agreement (see detail in Item 11). These shares are held in escrow and are subject to certain resale restrictions.

(4) All of these shares of our common stock could be issued upon the conversion of the debenture outstanding at March 22, 2002, plus the payment to be received April 1, 2002 ($450,000 total payable, convertible into 3,600,000 shares of common stock). Total shares beneficially owned also includes the shares that could be issued upon the exercise of stock purchase warrants to purchase a total of 4,800,000 shares of common stock of the Company. Mr. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of Bingo Inc. If 80% of the shares of common stock beneficially owned by Bingo Inc. are included here, Mr. William's beneficial ownership changes to 7,128,000 shares, representing 41% of the Class.

(5) All of these shares of our common stock could be issued upon the conversion of the debenture outstanding at March 22, 2002, plus the payment to be received April 1, 2002 ($750,000 total payable, convertible into 6,000,000 shares of common stock). Total shares beneficially owned also includes the shares that could be issued upon the exercise of stock purchase warrants to purchase a total of 7,200,000 shares of common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year the Company received total loans of $45,385 from the President, Chief Executive Officer, and Chairman of the Company. The proceeds from the loans were used to fund working capital requirements. The loans are non-interest bearing and have no fixed terms of repayment.

During the year ended December 31, 2000, the Company provided an interest-free loan to the Company's then sole officer and director of $37,686, repayable over 12 months. As of December 31, 2000, $31,405 remained outstanding.

During the year ended December 31, 2001, the now former officer and director of the Company repaid $2,956 of the loan and the balance of $28,449 was written off by the Company.

On April 16, 2001, the Company received a loan from and issued a secured convertible debenture to Bingo Inc., a British West Indies corporation, for $500,000. The loan and convertible debenture are described more fully in the section of this report entitled "Recent Sales of Unregistered Securities" included in Item 5. Mr. Williams, who is a director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. Mr. Williams was not a director or officer of the Company when the debenture agreement was signed.

Effective September 19, 2001, the Company entered into an asset purchase and assignment agreement (the "Asset Agreement") with FYRC Inc., a British Virgin Islands incorporated company ("FYRC"), to purchase from FYRC the worldwide rights to all inventions related to a method for Skill-Bingo (see detailed discussion included in Item 1). Randy Peterson and Mitch White are beneficial owners of FYRC and were Directors of the Company at the time the Asset Agreement was signed. Mr. Peterson and Mr. White disclosed their interests in FYRC and abstained from approval of the Asset Agreement

Effective September 1, 2001, the Company entered into an agreement (the "Software Agreement") with CYOP Systems Inc., a Barbados incorporated company ("CYOP"), with respect to the grant of a license for a software program known as CrediPlay (the "Software"), developed by CYOP (see detailed discussion included in Item 1). Mr. White is a director and officer of CYOP and was a director of the Company at the time the Software Agreement was signed. Mr. White disclosed his interest in CYOP and abstained from approval of the Software Agreement.

Effective May 1, 2001, Bingo Canada entered into an agreement (the "Development Agreement") with Moshpit Entertainment Inc., a British Columbia incorporated, wholly owned subsidiary of CYOP ("Moshpit"), with respect to the development of the Skill-Bingo game acquired by the Company from FYRC in connection with the Skill-Bingo Inventions (see detailed discussion included in Item 1). Mr. White is a director and officer of CYOP and was a director of the Company at the time the Software Agreement was signed. Mr. White disclosed his interest in CYOP and abstained from approval of the Development Agreement.

                                     PART IV

ITEMS 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:


(1)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following audited financial statements of the Company are included in Item 8, together with notes thereto:

     Consolidated Financial Statements:
         Balance Sheets
         Statements of Operations
         Statements of Stockholders' Equity
         Statements of Cash Flows

All financial statement schedules are omitted because they are not required, they are not applicable or information appears included in the financial statements or notes thereto.


(2)  EXHIBITS

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


(3)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                       BINGO.COM, INC.


                                       By: /s/ TRYON WILLIAMS
                                           -------------------------------------
                                           Tryon Williams
                                           President and Chief Executive Officer


                                       Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bingo and in the capacities and on the dates indicated:


Signature                          Title                          Date
---------                          ------                         ----


By: /s/  Tryon Williams            President and Chief            March 28, 2002
    ---------------------------    Executive Officer and
    Tryon Williams                 Director (Principal
                                   Executive Officer)


By: /s/  Peter Crossgrove          Director                       March 28, 2002
    ---------------------------
    Peter Crossgrove


By: /s/  Jeremy Black              Chief Financial Officer        March 28, 2002
    ---------------------------    (Principal Financial and
    Jeremy Black                   Principal Accounting Officer)

                                  EXHIBIT LIST

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
3.1       Articles of Incorporation of Progressive Lumber Corp. effective
          January 12, 1987. (a)

3.2       Articles of Amendment to Progressive Lumber Corp. filed on July 17,
          1998. (a)

3.3       Articles of Amendment to Progressive Lumber Corp. effective January
          22, 1999. (a)

3.4       Bylaws of Bingo.com, Inc., as amended at the Annual General Meeting of
          Stockholders held May 2001 (e)

4.1       $1,250,000.00 Secured Convertible Debenture between the Company,
          Redruth Ventures Inc, and Bingo Inc. dated April 16, 2001. (d)

4.2       Common Stock Purchase Warrant between the Company and Redruth Ventures
          Inc. a British Virgin Islands corporation dated April 16, 2001. (d)

4.3       Common Stock Purchase Warrant between the Company and Bingo, Inc.
          dated April 16, 2001.(d)

10.1      Form of Stock Subscription Agreement dated December 1998. (a)

10.2      Asset Purchase Agreement by and between Bingo, Inc. and Progressive
          Lumber, Corp. dated January 18, 1999. (a)

10.3      Escrow Agreement by and among Bingo.com, Inc., Bingo, Inc. and Clark,
          Wilson dated January 27, 1999. (a)

10.4      Registrant Name Change Agreement by and among Network Solutions,
          Bingo, Inc. and Bingo.com, Inc. dated January 1999. (a)

10.5      Lease Agreement by and between Harwood Corporation and Bingo.com
          (Canada) Enterprises Inc. & 559262 B.C. Ltd. commencing February 1,
          1999. (b)

10.6      Development Agreement by and between Stratford Internet Technologies
          Inc. and Bingo.com, Inc. dated February 17, 1999. (a)

10.7 Private Placement Subscription Agreement by and between Bingo.com, Inc and Dotcom Fund, S.A. dated February 11, 1999. (a)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.8      Share Purchase Warrant issued to Dotcom Fund, S.A. dated February 12,
          1999. (a)

10.9      Application and Agreement for Merchant Services by and between State
          Communications Ltd. and Global Payment Services dated April 21, 1999.
          (b)

10.10     Subscription Agreement by and between Bingo.com, Inc and Goldberg
          Equity Fund dated April 23, 1999. (a)

10.11     Share Purchase Warrant issued to Goldberg Equity Fund dated April 23,
          1999. (a)

10.12     Declaration of Trust made by Douglas Albert Lorne McLeod dated May
          1999. (a)

10.13 Employment Agreement by and between Bingo.com, Inc. and Shane Murphy dated June 17, 1999, effective July 1, 1999. (b)

10.14     Agent Agreement by and between Bingo.com, Inc. and Access World, Inc.
          dated April 6, 1999. (b)

10.15     Employment Agreement dated April 16, 2001, between the Company and
          Shane Murphy. (e)

10.16     Termination Agreement dated August 17, 2001, between the Company and
          Shane Murphy. (f)

10.17     Consulting Agreement dated August 20, 2001, between the Company T.M.
          Williams (Row), Ltd., and T.M. Williams. (f)

10.18 Asset Purchase & Assignment Agreement dated September 18, 2001 between the Company and FYRC Inc. (g)

10.19 Website Hosting & Management Agreement dated September 1, 2001 between the Company and NextLevel.com Inc. (g)

10.20     Agreement for Site Management, Marketing and Internet Advertising
          Services dated September 1, 2001 between the Company and NextLevel
          Inc. (g)

10.21     Software License, Technical Support, And Operation Of Customer Service
          & Data Centre Agreement dated September 1, 2001 between Bingo.Com
          (Canada) Enterprises Inc., and CYOP Systems Inc. (g)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.22     Software Development Agreement For Skill-Bingo dated May 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and Moshpit Entertainment
          Inc. (g)

10.23     Form of Stock Option agreement under the 2001 Stock Option Plan

21.1      List of Subsidiaries of Registrant. (b)

----------
(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Registrant's amended registration statement on Form 10 on August 31, 1999.

(c) Previously filed with the Registrant's Schedule 14A Definitive Proxy Statement on June 12, 2001.

(d) Previously filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2001, on June 25, 2001.

(e) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on August 20, 2001.

(f) Previously filed with the Company's current report on Form 8-K reporting events as at August 20, 2001, filed on August 27, 2001.

(g) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2001, on November 14, 2001.