Form 10-Q
period 2002-03-31
BINGO COM INC
filed 2002-05-15
CIK 1087853

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from __________________ to ___________________

                        Commission File Number: 000-27339


--------------------------------------------------------------------------------

                                 BINGO.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                              98-0206369

(State or Other Jurisdiction of Incorporation)               (IRS Employer Identification No.)
----------------------------------------------------------------------------------------------



                        SUITE 1404, 1166 ALBERNI STREET,
                          VANCOUVER, BRITISH COLUMBIA,
                                 CANADA, V6E 3Z3
                    (Address of Principal Executive Offices)

                                 (604) 694-0300
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, was 11,104,608 on May 3, 2002.

                                 BINGO.COM, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


   PART I - FINANCIAL INFORMATION................................................................................26
      ITEM 1.         Financial Statements.......................................................................26
         CONSOLIDATED BALANCE SHEETS.............................................................................26
         CONSOLIDATED STATEMENTS OF OPERATIONS...................................................................27
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.........................................................28
         CONSOLIDATED STATEMENTS OF CASH FLOWS...................................................................29
      ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......34
      ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk..................................40
   PART II - OTHER INFORMATION...................................................................................41
      ITEM 1.        Legal Proceedings...........................................................................41
      ITEM 2.        Changes in Securities and Use of Proceeds...................................................41
      ITEM 3.        Defaults Upon Senior Securities.............................................................41
      ITEM 4.        Submission of Matters to a Vote of Security Holders.........................................41
      ITEM 5.        Other Information...........................................................................42
      ITEM 6.        Exhibits and Reports on Form 8-K............................................................44
   SIGNATURES....................................................................................................47

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGO.COM, INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)

                                                                    March 31, 2002   December 31, 2001
                                                                    --------------   -----------------
                                                                      (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                          $    29,610       $    14,028
   Accounts receivable, net of allowance for doubtful
     accounts of $nil (2001 - $46,185)                                    215,426           351,330
   Prepaid expenses                                                         8,793             9,178
                                                                      -----------       -----------
                                                                          253,829           374,536
                                                                      -----------       -----------

Fixed assets                                                              422,120           477,554

Other assets                                                               29,552            27,559

Domain name rights, net                                                 1,160,470         1,257,241
                                                                      -----------       -----------
                                                                      $ 1,865,971       $ 2,136,890
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                    $   777,238       $   870,660
  Accrued liabilities                                                     183,539           165,076
  Unearned revenue                                                         24,475                --
  Contract payable - current portion                                       90,315           184,772
  Loan payable                                                             72,963            45,385
  Capital leases - current portion                                        151,685           163,221
                                                                      -----------       -----------
                                                                        1,300,215         1,429,114
                                                                      -----------       -----------

Debenture payable (note 3)                                              1,200,000         1,100,000

Capital leases, net of current portion                                     15,711            25,974

Stockholders' (deficiency):
  Common stock - $0.001 par value; authorized 50,000,000 shares;
    issued and outstanding: 11,104,608 shares at March 31, 2002
    and 10,854,608 shares at December 31, 2001 (notes 4 and 6)             11,105            10,855
  Additional paid-in-capital                                            7,710,076         7,669,826
  Accumulated deficit                                                  (8,397,474)       (8,129,172)
  Accumulated other comprehensive income                                   26,338            30,293
                                                                      -----------       -----------
                                                                         (649,955)         (418,198)
                                                                      -----------       -----------


                                                                      $ 1,865,971       $ 2,136,890
                                                                      ===========       ===========

Commitments (note 5)
Subsequent events (note 6)


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)


                                           2002               2001
                                      ------------       ------------
Revenue                               $    236,955       $    582,803

Cost of revenue                            157,027            463,890
                                      ------------       ------------
Gross profit                                79,928            118,913

Operating Expenses:
  Sales and marketing                       41,228             93,094
  General and administrative               112,244            613,317
  Interest expense                          42,281              3,692
  Depreciation and amortization            152,477            170,793
                                      ------------       ------------
                                           348,230            880,896
                                      ------------       ------------

Net loss                              $   (268,302)      $   (761,983)
                                      ============       ============


Net loss per share,
  basic and diluted                   $      (0.02)      $      (0.08)
                                      ------------       ------------

Weighted average common shares
  outstanding, basic and diluted        10,860,226         10,104,608
                                      ============       ============


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(EXPRESSED IN U.S. DOLLARS)
THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)


                                                                            Accumulated
                                                                                  other
                                                                          comprehensive
                                                                                 income
                                                                          -------------
                                                                                Foreign
                                        Common Stock          Additional       Currency                         Total
                                  ------------------------       Paid in    Translation                  Stockholders'
                                      Shares        Amount       Capital     Adjustment        Deficit     Deficiency
                                  ----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2001        10,854,608   $    10,855   $ 7,669,826    $    30,293    $(8,129,172)   $  (418,198)

Issuance of common stock             250,000           250        42,250             --             --         42,500

Mark-to-market of variable
  stock option awards                     --            --        (2,000)            --             --         (2,000)

Comprehensive loss:
  Net loss                                --            --            --             --       (268,302)      (268,302)
  Foreign currency translation
    adjustment                            --            --            --         (3,955)            --         (3,955)
                                  ----------   -----------   -----------    -----------    -----------    -----------
                                                                                                             (272,257)
                                  ----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 2002           11,104,608   $    11,105   $ 7,710,076    $    26,338    $(8,397,474)   $  (649,955)
                                  ==========   ===========   ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


                                                           2002         2001
                                                        ---------    ---------
Cash flows from operating activities:
  Net loss                                              $(268,302)   $(761,983)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         152,477      170,793
    Stock based compensation costs                         40,500           --
  Change in operating assets and liabilities:
    Accounts receivable                                   135,905       99,541
    Prepaid expenses                                          385       42,456
    Note receivable                                            --        4,537
    Other assets                                           (1,993)     (19,682)
    Accounts payable and accrued liabilities              (74,959)     260,314
    Unearned revenue                                       24,475           --
                                                        ---------    ---------
  Cash provided by (used in) operating activities           8,488     (204,024)

Cash flows from investing activities:
  Acquisition of property and equipment                      (425)     (10,675)
  Payments on domain name contract payable                (94,457)          --
                                                        ---------    ---------
  Cash used in investing activities                       (94,882)     (10,675)

Cash flows from financing activities:
  Capital lease repayments                                (21,799)     (19,239)
  Loan payable                                             27,578       90,000
  Proceeds from debenture debt                            100,000           --
                                                        ---------    ---------
  Cash provided by financing activities                   105,779       70,761

Net increase (decrease) in cash and cash equivalents       19,385     (143,938)

Effect of exchange rates on cash and cash equivalents      (3,803)      (3,305)

Cash and cash equivalents at beginning of period           14,028      174,463
                                                        ---------    ---------

Cash and cash equivalents at end of period              $  29,610    $  27,220
                                                        =========    =========

Supplemental disclosure of cash flow information:
  Cash interest paid                                    $   9,700    $  21,888
                                                        =========    =========

Non Cash Transactions:
  Barter transactions                                   $      --    $ 237,000
  Issuance of common stock for services rendered           42,500           --
                                                        =========    =========


See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Three months ended March 31, 2002 and 2001
(Unaudited)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION:

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with Bingo.com, Inc.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K, filed April 1, 2002 with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

2. GOING CONCERN:

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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $8,397,474 at March 31, 2002, and, until the quarter ended March 31, 2002, recurring negative cash flows from operations. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Three months ended March 31, 2002 and 2001
(Unaudited)

--------------------------------------------------------------------------------

3.       DEBENTURE PAYABLE:

On April 16, 2001, the Company received a loan from and issued a secured convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation, for $750,000, and to Bingo Inc., an Anguilla corporation, for $500,000 (collectively, "the Lenders"). Bingo Inc. was not a related party when the debenture agreement was signed; however, a current director and officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of Bingo Inc.

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

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Three months ended March 31, 2002 and 2001
(Unaudited)

--------------------------------------------------------------------------------

3.       DEBENTURE PAYABLE (CONTINUED):

Drawdowns of principal under the debentures are scheduled as follows:

      Date                                                    Drawdown
      ----------------------------------------------- ----------------------
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


As at March 31, 2002, the Company had drawndown a total of $1,200,000 in accordance with the terms of the debentures.

4.       SHARE CAPITAL:

250,000 shares of common stock were issued during the quarter ended March 31, 2002 to the former Chief Executive Officer of the Company. The agreed value of $42,500 for these shares was recorded in accrued liabilities at December 31, 2001.

5.       COMMITMENTS:

During the quarter ended March 31, 2002, the Company, directly or through its subsidiaries, completed or amended the following agreements:

(a) Agreement with CYOP Systems Inc. ("CYOP") granting the Company a license for a software program known as CrediPlay.

         The original agreement signed in fiscal 2001 was amended by verbal agreement during the quarter ended March 31, 2002. Pursuant to the terms of the original agreement, the license fee payable to CYOP was 25% of the revenue derived from the Skill-Bingo game (as defined in the agreement) received by the Company, with a minimum monthly fee of $60,000. The minimum monthly license fee payable of $60,000 was removed under the

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Three months ended September 30, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------

5.       COMMITMENTS (CONTINUED):

         terms of the verbal amendment. The service fee payable to CYOP under the terms of the agreement is 5% of the revenue derived by the Company from the Skill-Bingo game (as defined in the agreement), with a minimum monthly service fee of $18,000. The minimum monthly service fee payable of $18,000 was removed pursuant to the terms of the verbal amendment. The Company expects to execute a written amendment to this agreement during the second quarter of 2002, but as of the date of these financial statements, no such agreement was executed.

(b) Website hosting and management agreement with NextLevel.com Inc. ("NextLevel") for the provision of Website hosting services for the Company's Website. Pursuant to the terms of the original agreement, NextLevel provided full Website hosting services for the Company's Website for a fee of $12,000 per month, for an initial term of one year. The Company gave notice of termination during the quarter, and the agreement terminated effective April 15, 2002.

(c) Website hosting, management, and Internet advertising arrangement with CYOP Systems Inc. The Company is negotiating with CYOP to replace the NextLevel agreement described above. No formal agreement has been executed as of the date of these financial statements. However, the Company is operating under a verbal arrangement, pursuant to which the Company is paying a commission of 50% of the advertising revenue generated by the Company's bingo portal to CYOP for these services. The Company expects to complete an agreement under substantially the same terms as the current verbal arrangement during the second quarter of 2002.

6.       SUBSEQUENT EVENTS:

Subsequent to the quarter end, the Company granted options to purchase a total of 10,000 shares of the Company's common stock at an exercise price of $0.30 per share to employees of the Company. The options vest 10% at the grant date, 15% 12 months following the grant date, and 2% per month thereafter. The options were granted under the terms of the Company's 2001 Stock Option Plan. The market price for the Company's common stock on the grant date was $0.13.

Subsequent to period end CYOP disputed certain terms of the verbal arrangements put in place between CYOP and the Company during the quarter ended March 31, 2002. The Company does not expect the outcome of the disputed terms to have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, as described below. Bingo.com, Inc.'s (the "Company", "Bingo.com", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

FORWARD LOOKING STATEMENTS

ALL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS SHOULD CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVE," "BELIEF," "EXPECT," "PLAN," "ANTICIPATE," "INTEND" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. IN ADDITION, ALL STATEMENTS, TRENDS, ANALYSES AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN NET SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, CONSTITUTE FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH IN THIS ITEM 2. PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE COMPANY'S NEED FOR AND THE AVAILABILITY OF CAPITAL RESOURCES, THE EVOLVING NATURE OF ITS BUSINESS MODEL, AND THE RISKS ASSOCIATED WITH SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, READERS SHOULD CONSIDER THE RISKS MORE FULLY DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") AND SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

The Company is in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, pay-to-play skill games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. The Company envisions becoming the preeminent bingo-based Web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers. The Company's existing Website has attracted over 800,000 registered users; the Company intends to continue to build on this subscriber base to further develop its online presence.

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

We intend to continue to build on the success of the existing free site and the new skill site by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through advertising and network maintenance fees. We also intend to add enhanced content available to users for a monthly subscription charge in order to further grow our revenue base. We intend to provide non-North American players with the opportunity to play traditional bingo for cash. Finally, we intend to provide our free bingo games, under license, to Websites that complement our business.

References in this document to "Bingo.com," "the Company," "we," "us," and "our" refer to Bingo.com, Inc. and its subsidiaries.

The Company has incurred significant losses since inception, and as of March 31, 2002 had an accumulated deficit of $8,397,000. Although the Company achieved positive cash flow from operations during the quarter ended March 31, 2002, Bingo.com will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. Bingo.com has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

SOURCES OF REVENUE AND REVENUE RECOGNITION

Prior to September 1, 2001, Bingo.com generated the majority of its revenue from the sale of advertising on its website. Advertising revenue is recognized as the advertising campaign or impressions and clicks are made on the website. Accounts receivable are recorded net of advertising commissions.

Effective September 1, 2001, the Company contracted an arms length party, NextLevel Inc., to manage the sales of advertising on the www.bingo.com Website. Under the terms of the agreement, NextLevel Inc. paid Bingo.com 50% of all advertising revenue generated from the Company's Website, subject to a minimum monthly fee of $112,000. This agreement was terminated at the end of January 2002 (see Part II, Item 5).

Subsequent to January 31, 2002, the Company entered into a verbal arrangement with CYOP Systems Inc. ("CYOP") to sell advertising on the Company's bingo portal (see Part II, Item 5). The Company pays a commission of 50% of the revenue generated from the sale of advertising on the site in exchange for CYOP serving ads and hosting the Company's Website.

In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. Bingo.com barters portions of the unsold advertising impressions generated by its website in exchange for advertising in media properties owned by third parties. The Company records revenues and costs for such barter transactions at the market value of the advertising exchanged, with no net income or loss recognized. Barter revenue totaled $nil for the three months ended March 31, 2002 and $237,000 for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

         REVENUE

Revenue declined to $237,000 for the quarter ended March 31, 2002, a decrease of 59% over revenue of $583,000 for the same period in the prior year. The reduction in revenue for the first quarter of 2002 can be explained generally by the downturn in the North American economy and the erosion of the market for Internet advertising. More specifically, the Company had fewer people focused on selling advertising during the quarter ended March 31, 2002, largely because of the restructuring of the business of the Company that took place during the third and fourth quarters of 2001.

         COST OF REVENUE

Bingo.com recorded cost of revenue of $157,000 during the quarter ended March 31, 2002, a drop of $307,000 or 66% compared to costs of $464,000 for the same period in the prior year. The gross margin improved to 34% in 2002 from 20% in the first quarter of the prior year. Cost of revenue consists primarily of commissions paid on the sale of advertising, as well as license fees on the BiG'r Bingo game. The change from the prior year can be explained by the fact that the Company incurred license and service fees in connection with the licensing of the CrediPlay software that is used to operate the Company's Skill-Bingo Website, starting in September 2001. In addition, Bingo.com had lower commission expenses in 2002.

         SALES AND MARKETING EXPENSES

Sales and marketing expenses dropped to $41,000 for the quarter ended March 31, 2002, a decrease of $52,000 over 2001 quarter one expenses of $93,000. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs. All of these amounts decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling. NextLevel performed sales activities for the Company starting in late August 2001 until the end of January 2002. From February 2002 sales and marketing activities were performed by CYOP.

         GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $112,000 for the first quarter of 2002, a reduction of 82% over costs of $613,000 for the same period last year. General and administrative expenses declined from the prior year as a result of changes to the business in late 2001, including moving the Company's offices from California to Vancouver, and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses.

         DEPRECIATION AND AMORTIZATION

Depreciation and amortization includes depreciation on the Company's fixed assets, as well as amortization of the Bingo.com domain name. The Company capitalized the cost of the purchase of the domain name and is amortizing the cost over five years from the date of commencement of operations. Fixed assets are depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $152,000 during the quarter ended March 31, 2002, from $171,000 during the same quarter in the prior year. The changes in depreciation and amoritzation can be explained by the fact that the average age of the Company's assets is older in fiscal 2002, resulting in a lower depreciation base.

         INTEREST EXPENSES

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases. Interest expense increased to $42,000 for the three months ended March 31, 2002 compared to $4,000 for the same period in the prior year. The increase is attributable to interest on the debenture drawdowns. The Company began drawing down the convertible debentures in April 2001, and interest began accruing at that time. There were no such debentures in the prior year.

         NET LOSS AND LOSS PER SHARE

Net loss for the three months ended March 31, 2002 amounted to $268,000, a loss of $0.02 per share, compared to a loss of $762,000 or $0.08 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Bingo.com is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources.

Bingo.com had cash and cash equivalents of $30,000 and a working capital deficit of $1,046,000 at March 31, 2002. This compares to cash and cash equivalents of $14,000 and a working capital deficit of $1,055,000 at December 31, 2001. The Company continued to incur costs but did not secure adequate new revenue to cover the costs; however, the Company's efforts to reduce operating costs and improve the balance sheet are demonstrated in the improved working capital position at March 31, 2002.

During the three months ended March 31, 2002, Bingo.com generated cash of $8,000 from operating activities compared to using cash of $204,000 in the same period in the prior year. The significant improvement in cash flow from operating activities in 2002 demonstrates the effectiveness of the Company's efforts to reduce operating costs in late 2001 and in 2002.

During the quarter ended March 31, 2002, Bingo.com received proceeds of $100,000 from the secured convertible debenture issued by the Company in April 2001. The funds were used to fund working capital requirements and make payments on the domain name contract payable. The debenture bears interest at a rate of 12% per year and is due in April 2006. The Company has an additional $50,000 available under its $1.25 million debenture facility.



RISK RELATED TO THE COMPANY'S BUSINESS

         NEED FOR ADDITIONAL CAPITAL

The Company has recorded substantial operating losses and, as of March 31, 2002, has an accumulated deficit of approximately $8,397,000. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Bingo.com's business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

         HISTORY OF LARGE OPERATING LOSSES

Since inception, the Company has not had adequate revenue to support operations, and has recognized substantially half of its revenues from barter transactions. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2002, Bingo.com had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The exception is the secured convertible debenture. The fair value of the debenture payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all. As a result, the financial statement carrying amount of the debenture payable at March 31, 2002 reflects the market value to the Company for the debt.

To March 31, 2002, substantially all revenues have been realized or incurred in United States dollars while the majority of costs are incurred in Canadian dollars. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any legal proceeding during the fiscal period ended March 31, 2002. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

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

During the quarter ended March 31, 2002 the Company and Mr. Ach agreed to defer the complaint and counterclaim for 90 days and are now in the process of attempting to settle the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


See Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of changes in securities and use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to the shareholders during the period.

ITEM 5.  OTHER INFORMATION


         NEW AGREEMENTS

The Company entered into the following agreements and arrangements during the quarter ended March 31, 2002:

SITE MANAGEMENT, MARKETING AND INTERNET ADVERTISING SERVICES

During the quarter ended March 31, 2002 the Company began negotiating a replacement to the site management, marketing and internet advertising services agreement between Bingo.com and Nextlevel Inc, the details of which were disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. The Company is negotiating with CYOP Systems Inc. a Barbados incorporated company ("CYOP"), but, as of the date of this report, has not executed a formal agreement. However, the Company and CYOP are operating under the terms of a verbal arrangement that Bingo.com expects will be substantially the same as the final written agreement.

Under the terms of the verbal arrangement in place as of the date of this report, CYOP is providing Website management, marketing and Internet advertising services for the Company in exchange for a commission equal to 50% of the revenue generated by the Company's www.bingo.com Web portal. Although the Company expects this arrangement to continue under the same or substantially similar terms once a formal agreement is executed, there can be no assurances that this will be the case. There is a risk that the terms of the final agreement may be less favorable for the Company and the Company may be liable to CYOP for higher fees.

CREDIPLAY SOFTWARE LICENSE AND SUPPORT AGREEMENT

As previously disclosed, effective September 1, 2001, the Company entered into an agreement (the "Software Agreement") with CYOP, with respect to the grant of a license for a software program known as CrediPlay.

Pursuant to the terms of the Software Agreement, the license fee payable to CYOP was 25% of the Network Maintenance Fees derived from the Skill-Bingo game (as defined in the agreement) by Bingo.com, with a minimum monthly fee payable to CYOP of $60,000. The service fee payable to CYOP under the terms of the agreement was 5% of Network Maintenance Fees received by Bingo.com from the Skill-Bingo game, with a minimum monthly fee payable to CYOP of $18,000, including all hosting duties.

During the quarter ended March 31, 2002 the Company came to a verbal arrangement with CYOP whereby the minimum monthly license fee and the minimum monthly service fee stipulations of the Software Agreement were removed effective January 31, 2002. Under the terms of the verbal arrangement, the Company is liable for fees totaling 30% of the Network Maintenance Fees generated by the Skill-Bingo game from February 1, 2002. Although the Company expects a final executed agreement to be under substantially the same or similar terms once it is complete, there can be no assurances that this will be the case, and the Company may be liable for higher license and service fees.

MANAGEMENT CONSULTING AGREEMENT WITH T.M. WILLIAMS (ROW), LTD.

As previously disclosed, the Company entered into a management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001 (the "Williams Agreement"), in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

The Williams Agreement was amended on February 28, 2002 such that the Company will pay to T.M. Williams (Row) Ltd. 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month. There is no minimum monthly fee stipulated in the Williams Agreement.

         OTHER MATTERS

Subsequent to the quarter ended March 31, 2002, Jeremy Black, the Company's Chief Financial Officer, resigned from Bingo.com to pursue other interests. There were no disagreements between the Company and Mr. Black about financial accounting or reporting matters. The Company is in discussions with a replacement Chief Financial Officer, and expects to announce an appointment soon.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

EXHIBIT NUMBER  DESCRIPTION
--------------- ------------------------------------------------------------------------------------------------------
3.1             Articles of Incorporation of Progressive Lumber Corp. effective January 12, 1987. (a)
--------------- ------------------------------------------------------------------------------------------------------
3.2             Articles of Amendment to Progressive Lumber Corp. filed on July 17, 1998. (a)
--------------- ------------------------------------------------------------------------------------------------------
3.3             Articles of Amendment to Progressive Lumber Corp. effective January 22, 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
3.4             Bylaws of Bingo.com, Inc., as amended at the Annual General Meeting of Stockholders held May 2001 (e)
--------------- ------------------------------------------------------------------------------------------------------
4.1             $1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo
                Inc. dated April 16, 2001. (d)
--------------- ------------------------------------------------------------------------------------------------------
4.2             Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands
                corporation dated April 16, 2001. (d)
--------------- ------------------------------------------------------------------------------------------------------
4.3             Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001.(d)
--------------- ------------------------------------------------------------------------------------------------------
10.1            Form of Stock Subscription Agreement dated December 1998. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.2            Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18,
                1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.3            Escrow Agreement by and among Bingo.com, Inc., Bingo, Inc. and Clark, Wilson dated January 27, 1999.
                (a)
--------------- ------------------------------------------------------------------------------------------------------
10.4            Registrant Name Change Agreement by and among Network Solutions, Bingo, Inc. and Bingo.com, Inc.
                dated January 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.5            Lease Agreement by and between Harwood Corporation and Bingo.com (Canada) Enterprises Inc. & 559262
                B.C. Ltd. commencing February 1, 1999. (b)
--------------- ------------------------------------------------------------------------------------------------------
10.6            Development Agreement by and between Stratford Internet Technologies Inc. and Bingo.com, Inc. dated
                February 17, 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.7            Private Placement Subscription Agreement by and between Bingo.com, Inc and Dotcom Fund, S.A. dated
                February 11, 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.8            Share Purchase Warrant issued to Dotcom Fund, S.A. dated February 12, 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.9            Application and Agreement for Merchant Services by and between State Communications Ltd. and Global
                Payment Services dated April 21, 1999. (b)
--------------- ------------------------------------------------------------------------------------------------------
10.10           Subscription Agreement by and between Bingo.com, Inc and Goldberg Equity Fund dated April 23, 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.11           Share Purchase Warrant issued to Goldberg Equity Fund dated April 23, 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.12           Declaration of Trust made by Douglas Albert Lorne McLeod dated May 1999. (a)
--------------- ------------------------------------------------------------------------------------------------------
10.13           Employment Agreement by and between Bingo.com, Inc. and Shane Murphy dated June 17, 1999, effective
                July 1, 1999. (b)
--------------- ------------------------------------------------------------------------------------------------------
10.14           Agent Agreement by and between Bingo.com, Inc. and Access World, Inc. dated April 6, 1999. (b)
--------------- ------------------------------------------------------------------------------------------------------

--------------- ------------------------------------------------------------------------------------------------------
10.15           Employment Agreement dated April 16, 2001, between the Company and Shane Murphy. (e)
--------------- ------------------------------------------------------------------------------------------------------
10.16           Termination Agreement dated August 17, 2001, between the Company and Shane Murphy. (f)
--------------- ------------------------------------------------------------------------------------------------------
10.17           Consulting Agreement dated August 20, 2001, between the Company T.M. Williams (Row), Ltd., and T.M.
                Williams. (f)
--------------- ------------------------------------------------------------------------------------------------------
10.18           Asset Purchase & Assignment Agreement dated September 18, 2001 between the Company and FYRC Inc. (g)
--------------- ------------------------------------------------------------------------------------------------------
10.19           Website Hosting & Management Agreement dated September 1, 2001 between the Company and NextLevel.com
                Inc. (g)
--------------- ------------------------------------------------------------------------------------------------------
10.20           Agreement for Site Management, Marketing and Internet Advertising Services dated September 1, 2001 between the Company and NextLevel Inc. (g)
--------------- ------------------------------------------------------------------------------------------------------
10.21           Software License, Technical Support, And Operation Of Customer Service & Data Centre Agreement dated
                September 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and CYOP Systems Inc. (g)
--------------- ------------------------------------------------------------------------------------------------------
10.22           Software Development Agreement For Skill-Bingo dated May 1, 2001 between Bingo.Com (Canada)
                Enterprises Inc., and Moshpit Entertainment Inc. (g)
--------------- ------------------------------------------------------------------------------------------------------
10.23           Amended Consulting Agreement dated February 28, 2002, between the Company T.M. Williams (Row), Ltd., and T.M. Williams
--------------- ------------------------------------------------------------------------------------------------------

----------------------------

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

REPORTS ON FORM 8-K.

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    BINGO.COM, INC.
                                    -------------------------------------------
                                                     (Registrant)

Date: May 14, 2002                  /S/ Tryon Williams
      ----------------------        -------------------------------------------
                                    Tryon Williams, Chairman of the Board, Chief
                                    Executive Officer, President and Secretary
                                    (Principal Executive and Accounting Officer)