Form 10-Q
period 2002-06-30
BINGO COM INC
filed 2002-08-14
CIK 1087853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-27339

BINGO.COM, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0206369
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Suite 1405, 1166 Alberni Street,
Vancouver, British Columbia,
Canada, V6E 3Z3
(Address of Principal Executive Offices)

(604) 694-0300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, was 11,104,608 on August 14, 2002.

BINGO.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2002

PART I — FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF OPERATIONS	4
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	18
PART II — OTHER INFORMATION	19
ITEM 1. Legal Proceedings	19
ITEM 2. Changes in Securities and Use of Proceeds	19
ITEM 3. Defaults Upon Senior Securities	19
ITEM 4. Submission of Matters to a Vote of Security Holders	19
ITEM 5. Other Information	20
ITEM 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	25
EXHIBITS
Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams	26
The restructuring of the existing relationship between CYOP Systems Inc., CYOP Systems International Incorporated, Bingo.com Inc. and Bingo.com (Canada) Enterprises Inc. dated May 21, 2002.	28
The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002.	33
Consulting Agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley	42

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BINGO.COM, INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,670	$14,028
Accounts receivable, net of allowance for doubtful accounts of $nil (2001 - $46,185)	11,152	351,330
Prepaid expenses	28,766	9,179

	51,588	374,537

Fixed assets	207,237	477,554
Security Deposits	30,087	27,559
Domain name rights, net	1,063,699	1,257,241

	$1,352,611	$2,136,891

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$745,190	$870,660
Accrued liabilities	192,883	165,077
Unearned revenue	6,000	—
Contract payable — current portion	42,121	184,772
Loan payable	168,380	45,385
Capital leases — current portion	140,203	163,221

	1,294,777	1,429,115

Debenture payable (note 3)	1,250,000	1,100,000
Capital leases, net of current portion	4,682	25,974
Stockholders’ (deficiency):
Common stock — $0.001 par value; authorized 50,000,000 shares; issued and outstanding: 10,854,608 shares at June 30, 2002 and 10,854,608 shares at December 31, 2001 (notes 4 and 6)	10,855	10,855
Additional paid-in-capital	7,659,826	7,669,826
Accumulated deficit	(8,862,906)	(8,129,172)
Accumulated other comprehensive (loss) income	(4,623)	30,293

	1,196,848	(418,198)

	$1,352,611	$2,136,891

Commitments (note 5)
Subsequent events (note 6)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,

	2002	2001	2002	2001

Revenue	$416,404	$1,057,867	$179,449	$475,064
Cost of revenue	257,134	707,850	100,107	243,960

Gross profit	159,270	350,017	79,342	231,104
Operating Expenses:
Sales and marketing	49,052	164,312	7,824	71,218
General and administrative	217,822	977,204	105,580	363,886
Interest expense	84,885	56,841	42,607	53,149
Loss on the disposal of fixed assets	237,831	—	237,831	—
Depreciation and amortization	303,414	336,630	150,937	165,837

	893,004	1,534,987	544,779	654,090

Net loss	$(733,734)	$(1,184,970)	$(465,437)	$(422,986)

Net loss per share, basic and diluted	$(0.07)	$(0.12)	$(0.04)	$(0.04)

Weighted average common shares outstanding, basic and diluted	10,854,608	10,104,608	10,854,608	10,104,608

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(EXPRESSED IN U.S. DOLLARS)
SIX MONTHS ENDED JUNE 30, 2002

(UNAUDITED)

				Accumulated
				other
				comprehensive
				income

				Foreign
	Common Stock		Additional	Currency		Total
			Paid in	Translation		Stockholders”
	Shares	Amount	Capital	Adjustment	Deficit	Deficiency

Balance, December 31, 2001	10,854,608	$10,855	$7,669,826	$30,293	$(8,129,172)	$(418,198)
Issuance of common stock	—	—	—	—	—	—
Mark-to-market of variable stock option awards	—	—	(10,000)	—	—	(10,000)
Comprehensive loss:
Net loss	—	—	—	—	(733,734)	(733,734)
Foreign currency translation adjustment	—	—	—	(34,916)	—	(34,916)

						(768,650)

Balance, June 30, 2002	10,854,608	$10,855	$7,659,826	$(4,623)	$(8,862,906)	$(1,196,848)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	2002	2001

Cash flows from operating activities:
Net loss	$(733,734)	$(1,184,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303,414	336,630
Loss on disposal of Fixed Assets	237,831	—
Stock based compensation costs	(10,000)	—
Change in operating assets and liabilities:
Accounts receivable	340,178	149,561
Prepaid expenses	(19,587)	10,940
Note receivable	—	12,836
Other assets	(2,528)	—
Accounts payable and accrued liabilities	(97,664)	105,584
Unearned revenue	6,000	—

Cash provided by (used in) operating activities	23,910	(569,419)
Cash flows from investing activities:
Acquisition of property and equipment	(77,386)	(30,751)
Proceeds on disposal of Fixed Asset	—	—
Payments on domain name contract payable	(142,651)	(181,128)

Cash used in investing activities	(220,037)	(211,879)
Cash flows from financing activities:
Capital lease repayments	(44,310)	(38,162)
Loan payable	122,995	—
Proceeds from debenture debt	150,000	750,000

Cash provided by financing activities	228,685	711,838
Net increase (decrease) in cash and cash equivalents	32,558	(69,460)
Effect of exchange rates on cash and cash equivalents	(34,916)	(4,180)
Cash and cash equivalents at beginning of period	14,028	174,463

Cash and cash equivalents at end of period	$11,670	$100,823

Supplemental disclosure of cash flow information:
Cash interest paid	$9,700	$49,359
Income Tax paid	—	—

Non Cash Transactions:
Barter transactions	$2,500	$326,899

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended June 30, 2002 and 2001
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with Bingo.com, Inc.’s (the “Company”) audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K, filed April 1, 2002 with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $8,863,000 at June 30, 2002, and, until the year ended December 31, 2001, recurring negative cash flows from operations. The Company has had positive cash flow of $24,000 from operations for the six months ended June 30, 2002. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended June 30, 2002 and 2001
(Unaudited)

3. Debenture Payable:

On April 16, 2001, the Company received a loan from and issued a secured convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation, for $750,000, and to Bingo, Inc., an Anguilla corporation, for $500,000 (collectively, “the Lenders”). Bingo, Inc. was not a related party when the debenture agreement was signed; however, a current director and officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of Bingo, Inc.

Under the terms of the debenture, interest shall accrue on the principal amount from time to time outstanding under the debenture at a fixed rate of 12% per annum through April 16, 2003, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006. All principal, accrued but unpaid interest and any other amounts due are due and payable at maturity on April 16, 2006. The accrued interest on the debenture as at June 30, 2002 is $131,000 (June 30, 2001 — $10,000). This is included under Accrued Liabilities.

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

The Lenders received a total of 12,000,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of the debenture. The Lenders have the right, but not the obligation, to elect to convert all of the outstanding principal amount of the debenture into shares of the Company’s common stock at a conversion price of $0.125 per share until the third anniversary date of the debenture. The common stock that would be issued upon conversion of the debenture will be subject to certain resale restrictions, as prescribed in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The debenture is secured by all assets of the Company.

On May 21, 2002, Bingo, Inc. purchased from Redruth Ventures Inc., in a transaction outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act, the portion of the debenture issued to Redruth Ventures Inc. Non-U.S. persons located outside the United States purchased the portion of the debenture from Redruth Ventures Inc. As a result of this transaction, Bingo, Inc. has the potential to become the largest single shareholder and a majority shareholder in the Company should Bingo, Inc. elect to convert any or all of the principal amount of the debenture into shares of the Company’s common stock on or before April 16, 2004, or if the Company elects to repay the principal amount outstanding, and any accrued interest, in shares of the Company’s common stock pursuant to the terms of the debenture.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended June 30, 2002 and 2001
(Unaudited)

3. Debenture Payable (continued):

In addition, on May 21, 2002, Redruth Ventures Inc. agreed to surrender for cancellation all the warrants issued to them in connection with the debenture, which the warrants entitled them to purchase up to 7,200,000 shares of common stock at a purchase price of $0.25 per share in exchange for eighteen (18) months of unused advertising inventory on the bingo.com website.

As at June 30, 2002, the Company had drawn down a total of $1,250,000 in accordance with the terms of the debenture.

4. Share Capital:

No additional share capital was issued during the six months ended June 30, 2002. 250,000 shares of common stock were issued during August 2002 to the former Chief Executive Officer of the Company. The agreed value of $42,500 for these shares was recorded in accrued liabilities at June 30, 2002.

5. Commitments:

During the quarter ended June 30, 2002, the Company, directly or through its subsidiaries, completed or amended the following agreements:

(a)	Agreement with CYOP Systems Inc. (“CYOP”) granting the Company a license for a software program known as CrediPlay.

The original agreement signed in fiscal 2001 was amended by verbal agreement during the quarter ended March 31, 2002. Pursuant to the terms of the original agreement, the

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended June 30, 2002 and 2001
(Unaudited)

5. Commitments (continued):

license fee payable to CYOP was 25% of the revenue derived from the Skill-Bingo game (as defined in the agreement) received by the Company, with a minimum monthly fee of $60,000. The minimum monthly license fee payable of $60,000 was removed under the terms of the verbal amendment. The service fee payable to CYOP under the terms of the agreement is 5% of the revenue derived by the Company from the Skill-Bingo game (as defined in the agreement), with a minimum monthly service fee of $18,000. The minimum monthly service fee payable of $18,000 was removed pursuant to the terms of the verbal amendment.

The Company and CYOP were unable to negotiate an extension or revision of the previously signed agreements. Therefore during the quarter ended June 30, 2002 the Company agreed to assign to CYOP all the rights, titles, liabilities and interest in Skill-Bingo. This includes all the following:

•	The agreement between FYRC Inc. and Bingo dated September 18, 2001 concerning the patents of Skill-Bingo and Skill-Bingo Inventions;

•	The Skill-Bingo game software;

•	The Bingo.com-owned website located at http:www.bigrbingo.com;

•	The trademark “BiGr Bingo”; and

•	The BiGr bingo customer deposits.

In exchange CYOP has agreed to release and indemnify the Company and its subsidiaries from all obligations and liabilities relating to the Skill-Bingo game and the BiG’rBingo.com website. CYOP also guarantees the Company an irrevocable, worldwide, perpetual license to use the current and future versions of the Skill-Bingo software program. This license permits the Company to participate in the Crediplay program network as a preferred licensee and offer affiliate programs that are substantially similar to the Company’s current business practices.

(b)	Website hosting and management agreement with NextLevel.com Inc. (“NextLevel”) for the provision of Website hosting services for the Company’s Website. Pursuant to the terms of the original agreement, NextLevel provided full Website hosting services for the Company’s Website for a fee of $12,000 per month, for an initial term of one year. The Company gave notice of termination during the quarter ended March 31,2002, and the agreement terminated effective April 15, 2002. The Company thereafter operated under a verbal arrangement, pursuant to which the Company agreed to pay a commission of 50% of the advertising revenue generated by the Company’s bingo portal to CYOP for these services. This agreement was terminated effective May 21, 2002.

(c)	As previously disclosed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), on April 16, 2001, the Company issued warrants (the “Warrants) in connection with the debenture issued to Redruth Ventures Inc., and to Bingo, Inc. The Warrants grant the Holders the right to purchase up to an additional 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share until the fifth (5th) anniversary date of the debenture. As of the date of this report, none of the Warrants have been exercised. The debenture and the Warrants were issued pursuant to an exemption from registration under the Securities Act in reliance upon Regulation S.

Effective as at the end of business on May 21, 2002 Redruth Ventures Inc. agreed to surrender for cancellation all the Warrants issued to them in connection with the debenture, in exchange for eighteen (18) months of unused advertising inventory on the bingo.com website.

6. Subsequent Events:

Subsequent to the quarter end, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock at an exercise price of $0.15 per share to a former director and the chairman of the Advisory Board of the Company. The options vest 100% at the grant date. The options were granted under the terms of the Company’s 1999 Stock Option Plan.

Additionally, the Company granted options to purchase a total of 535,000 shares of the Company’s common stock at an exercise price of $0.05 per share to employees of the Company. The options vest 10% at the grant date, 15% 12 months following the grant date, and 2% per month thereafter. The options were granted under the terms of the Company’s 2001 Stock Option Plan. 400,000 of the Company’s stock option under the 2001 Stock Option plan were cancelled.

The market price for the Company’s common stock on the grant date was $0.05.

250,000 shares of common stock were issued during August 2002 to the former Chief Executive Officer of the Company. The agreed value of $42,500 for these shares was recorded in accrued liabilities at June 30, 2002.

The Company entered into a management consulting agreement with Bromley Accounting Services Ltd., an England and Wales incorporated company and Mr. Bromley dated July 2, 2002 (the “Bromley Agreement”), in connection with the provision of services by Mr. Bromley as Chief Financial Officer of the Company. The monthly fee stipulated in the Bromley Agreement is three thousand six hundred and sixty seven pounds sterling (£3,667).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, as described below. Bingo.com, Inc.’s (the “Company”, “Bingo.com”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms “believe,” “belief,” “expect,” “plan,” “anticipate,” “intend” or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving the Company’s limited operating history, the unpredictability of its future revenues, the Company’s need for and the availability of capital resources, the evolving nature of its business model, and the risks associated with systems development, management of growth and business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, readers should consider the risks more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (the “SEC”) and should not place undue reliance on any forward-looking statements.

OVERVIEW

The Company is in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. The Company envisions becoming the preeminent bingo-based Web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers. The Company’s existing Website has attracted over 800,000 registered users; the Company intends to continue to build on this subscriber base to further develop its online presence.

The Company generates revenue principally from the free Website, which is supported by advertising revenue obtained by displaying advertisements on our Web site and delivering advertisements to our players by email.

The free site provides content to our players in the form of free-to-play, multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines. We also offer our registered players other forms of entertainment such as fortune telling, chat rooms, and member profiles.

We intend to continue to build on the success of the existing free site by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through advertising. We also intend to add enhanced content available to users for a monthly subscription charge in order to further grow our revenue base. We intend to provide non-North American players with the opportunity to play traditional bingo for cash.

The Company has incurred significant losses since inception, and as of June 30, 2002 had an accumulated deficit of $8,863,000. Although the Company achieved positive cash flow from operations during the quarter ended June 30, 2002, Bingo.com will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. Bingo.com has made a significant investment in the development of the Company’s website, purchase of domain name, branding, marketing, and maintaining operations.

As of the date of this report, the Company has utilized substantially all of its available funding. The Company’s continuation as a going concern will depend on its ability to generate sufficient cash flow from operations to cover operating costs, or to raise additional capital. No assurance can be given that the Company will be able to generate adequate cash flow to fund ongoing operating costs or to raise additional funds. In the absence of sufficient cash flow, the Company may be required to limit operations.

SOURCES OF REVENUE AND REVENUE RECOGNITION

Bingo.com generates the majority of its revenue from the sale of advertising on its website. Advertising revenue is recognized as the advertising campaign or impressions and clicks are made on the website and the sale of our email address lists.

Effective September 1, 2001, the Company contracted an arms length party, NextLevel Inc., to manage the sales of advertising on the www.bingo.com Website. Under the terms of the agreement, NextLevel Inc. paid Bingo.com 50% of all advertising revenue generated from the Company’s Website, subject to a minimum monthly fee of $112,000. This agreement was terminated at the end of January 2002. (see Part II, Item 5 — Other Information — New Agreements).

Between January 31, 2002 and May 21, 2002, the Company entered into a verbal arrangement with CYOP Systems Inc. (“CYOP”) to sell advertising on the Company’s bingo portal (see Part II, Item 5 — Other Information — New Agreements). The Company agreed to pay a commission of 50% of the revenue generated from the sale of advertising on the site in exchange for CYOP serving ads and hosting the Company’s Website. This agreement was terminated on May 21, 2002. (See Part II, Item 5). The Company now manages its own sales of advertising; hosts the Company’s Website; and serves its own ads.

In fiscal 2000, the Company adopted EITF No. 99-17 “Accounting for Advertising Barter Transactions”. EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. Bingo.com barters portions of the unsold advertising impressions generated by its website in exchange for advertising in media properties owned by third parties. The Company records revenues and costs for such barter transactions at the market value of the advertising exchanged, with no net income or loss recognized. Barter revenue totaled $2,500 for the six months ended June 30, 2002 and $326,899 for the six months ended June 30, 2001.

RESULTS OF OPERATIONS

     Revenue

Revenue declined to $179,000 for the quarter ended June 30, 2002, a decrease of 165% from revenue of $475,000 for the same period in the prior year. The reduction in revenue for the second quarter of 2002 can be explained generally by the downturn in the North American economy and the erosion of the market for Internet advertising. More specifically, the Company had fewer people focused on selling advertising during the quarter ended June 30, 2002, largely because of the restructuring of the business of the Company that took place during the previous 3 quarters and the cancellation of the outside parties sales contracts effected during the quarter. In addition there has been a downturn in Internet advertising by online gaming companies due to certain credit card companies no longer accepting online gaming transactions. Therefore many of these companies have reduced their online advertising expenditures.

     Cost of revenue

Bingo.com recorded cost of revenue of $100,000 during the quarter ended June 30, 2002, a drop of $144,000 or 144% compared to costs of $244,000 for the same period in the prior year. The gross margin declined to 44% in the quarter ended June 30, 2002 from 49% in the second quarter of the prior year. Cost of revenue consists primarily of commissions paid on the sale of advertising, as well as license fees on the BiG’r Bingo game. The decrease in cost of revenue is due to fewer people focused on selling advertising therefore less commissions and fewer barter transactions than in the prior year quarter.

     Sales and marketing expenses

Sales and marketing expenses dropped to $8,000 for the quarter ended June 30, 2002, a decrease of $63,000 over 2001 second quarter expenses of $71,000. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs. All of these amounts decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling. NextLevel performed sales activities for the Company starting in September 2001 until the end of January 2002. From February 2002 until May 2002 sales and marketing activities were performed by CYOP. Subsequent to May 2002 the Company has taken over the advertising, Website hosting and ad serving.

     General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company’s executive staff, accounting and administrative personnel, premises costs for the Company’s office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $106,000 for the Second quarter of 2002, a reduction of 245% over costs of $364,000 for the same period last year. General and administrative expenses declined from the prior year as a result of changes that took place during the previous 3 quarters, including moving the Company’s offices from California to Vancouver, and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses. The Company, during the second quarter, incurred a write off of $55,000 owed to the Company by CYOP and Nextlevel due to the cancellation of the contracts with them by the Company and the unlikelihood of collecting the funds due.

     Depreciation and amortization

Depreciation and amortization includes depreciation on the Company’s fixed assets, as well as amortization of the Bingo.com domain name. The Company capitalized the cost of the purchase of the domain name and is amortizing the cost over five years from the date of commencement of operations. Fixed assets are depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $151,000 during the quarter ended June 30, 2002, from $166,000 during the same quarter in the prior year. The changes in depreciation and amoritzation can be explained due to the average age of the Company’s assets being older in fiscal 2002, resulting in a lower depreciation base.

     Interest expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases. Interest expense decreased to $43,000 for the three months ended June 30, 2002 compared to $53,000 for the same period in the prior year. The decrease is attributable to the outstanding debt on the Capital Leases reaching maturity.

     Loss on disposal of Fixed Asset

During May 2002 it was agreed to assign the rights, title, liabilities and interest in Skill-Bingo to CYOP. This resulted in a write off of the development costs of Skill-Bingo software, which had been previously capitalized. The Company will no longer have any maintenance or other expenses relating to Skill-Bingo software and the Skill-Bingo Website.

     Net loss and loss per share

Net loss for the three months ended June 30, 2002 amounted to $465,000, a loss of $0.04 per share, compared to a loss of $423,000 or $0.04 per share for the same period in 2001.

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

Bingo.com had cash and cash equivalents of $12,000 and a working capital deficit of $1,243,000 at June 30, 2002. This compares to cash and cash equivalents of $14,000 and a working capital deficit of $1,055,000 at December 31, 2001. The Company continued to incur costs but did not secure adequate new revenue to cover the costs.

During the six months ended June 30, 2002, Bingo.com generated cash of $24,000 from operating activities compared to using cash of $569,000 in the same period in the prior year. The significant improvement in cash flow from operating activities in 2002 demonstrates the effectiveness of the Company’s efforts to reduce operating costs in late 2001 and in 2002.

During the quarter ended June 30, 2002, Bingo.com received proceeds of $50,000 from the secured convertible debenture issued by the Company in April 2001. The funds were used to fund working capital requirements and make payments on the domain name contract payable. The debenture bears interest at a rate of 12% per year and is due in April 2006.

RISKS RELATED TO THE COMPANY’S BUSINESS

     Need for additional capital

The Company has recorded substantial operating losses and, as of June 30, 2002, has an accumulated deficit of approximately $8,863,000. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Bingo.com’s business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

     History of large operating losses

Since inception, the Company has not had adequate revenue to support operations, and has recognized substantially half of its revenues from barter transactions. In addition credit card companies are placing pressure on online gaming due to rejecting online gaming transactions. This in turn is reducing the advertising spent by online gaming companies. The Company is therefore investigating other sources of revenue. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

     Success depends on key personnel; no “key man” life insurance

Future performance depends on the continued service of key personnel, and the ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of one or more key employees especially Mr. T. M. Williams, the company’s President and Chief Executive Officer could negatively impact the Company, and there is no “key man” life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

RISKS RELATED TO THE INTERNET AND E-COMMERCE

     Volatility in stock price

The stock market and especially the stock prices of Internet related companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of the Company’s stock without regard to the Company’s operating performance. The market price of the Company’s stock could significantly decrease at any time as a result of this volatility. The uncertainty that results from such volatility can itself depress the market price of the Company’s stock.

     Dependence upon, and risks related to, the Internet

While management believes that acceptance and use of the Internet will continue to increase at rapid rates and that additional hits to the site will be made, there can be no assurances that such increase will continue to develop, or that use of the Internet as a means of communication and entertainment will continue or increase. If growth in the use of the Internet does not continue, there may not be an increase in the number of hits to the Company’s Website at the rates or for the purposes management has assumed. This could, in turn, adversely impact the Company and the results of its business operations. Further, even if acceptance and use of the Internet does increase rapidly, but the technology underlying the Internet and other necessary technology and related infrastructure does not effectively support that growth, the Company’s future would be negatively impacted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2002, Bingo.com had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The exception is the secured convertible debenture. The fair value of the debenture payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all. As a result, the financial statement carrying amount of the debenture payable at June 30, 2002 reflects the market value to the Company for the debt.

To June 30, 2002, substantially all revenues have been realized or incurred in United States dollars while the majority of costs are incurred in Canadian dollars. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any legal proceeding during the fiscal period ended June 30, 2002. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

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

The Company believes that Mr. Ach’s complaint is without merit and intends to vigorously defend these proceedings and believes it is not likely to produce an outcome, which would have a material adverse effect on the Company’s consolidated financial position or results of operations.

During the first quarter of 2002 the Company and Mr. Ach agreed to defer the complaint and counterclaim and are now in the process of attempting to settle the matter.

ITEM 2. Changes in Securities and Use of Proceeds

The Company did not issue securities during the quarter.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5. Other Information

     New Agreements

The Company entered into the following agreements and arrangements during the quarter ended June 30, 2002:

Site Management, Marketing And Internet Advertising Services

During the first quarter ended March 31, 2002 the Company began negotiating a replacement to the site management, marketing and internet advertising services agreement (the details of which were disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 as filed with the SEC) between Bingo.com and Nextlevel Inc, which the Company had cancelled effective January 31, 2002. Between the end of January 2002 and May 21, 2002 the Company and CYOP Systems Inc. a Barbados incorporated Company (“CYOP”) operated under the terms of a verbal arrangement. This verbal arrangement was terminated effective May 21, 2002. Under the terms of the verbal arrangement, CYOP provided Website management, marketing and Internet advertising services for the Company in exchange for a commission equal to 50% of the revenue generated by the Company’s www.bingo.com Web portal. Since May 21,2002 the Company has managed its own sales of advertising, Website hosting and ad serving.

CrediPlay Software License and Support Agreement

As disclosed previously by the Company in it’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 as filed with the SEC, effective September 1, 2001, the Company entered into an agreement (the “Software Agreement”) with CYOP, with respect to the grant of a license for a software program known as CrediPlay.

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

During the first quarter ended March 31, 2002 the Company came to a verbal agreement with CYOP whereby the minimum monthly license fee and the minimum monthly service fee stipulations of the Software Agreement were removed effective January 31, 2002. Under the terms of the verbal agreement, the Company is liable for fees totaling 30% of the Network Maintenance Fees generated by the Skill-Bingo game from February 1, 2002. This verbal agreement was terminated May 21, 2002.

The Company and CYOP were unable to negotiate an extension or revision of the previously signed agreements. Therefore during the quarter ended June 30, 2002 the Company agreed to assign to CYOP all the rights, titles, liabilities and interest to:

•	The agreement between FYRC Inc. and Bingo dated September 18, 2001 concerning the Skill-Bingo patents and Skill-Bingo Inventions;

•	The Skill-Bingo game software;

•	The Bingo.com-owned website located at http:www.bigrbingo.com;

•	The trademark “BiG’r Bingo”; and

•	The BiGr bingo customer deposits.

In exchange CYOP has agreed to release and indemnify the Company and its subsidiaries from all obligations and liabilities relating to the Skill-Bingo game and the BiG’rBingo.com website. CYOP also guarantees the Company an irrevocable, worldwide, perpetual license to use the current and future versions of the Skill-Bingo software program. This license permits the Company to participate in the Crediplay program network as a preferred licensee and offer affiliate programs that are substantially similar to the Company’s current business practices.

Common Stock Purchase Warrants

During the quarter ended June 30, 2002, Redruth Ventures Inc. agreed to surrender for cancellation the Warrants issued to them in connection with the debenture issued by the Company, in exchange for eighteen (18) months of unused advertising inventory on the bingo.com website.

     Other Matters

During the quarter ended June 30, 2002, Jeremy Black, the Company’s Chief Financial Officer, resigned from Bingo.com to pursue other interests. There were no disagreements between the Company and Mr. Black. Mr. Henry Bromley has assumed the position of Chief Financial Officer effective July 2, 2002. The agreement is enclosed below as exhibit 10.27 entitled “Consulting agreement dated July 2, 2002, between The Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley.”

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit
Number	Description

3.1	Articles of Incorporation of Progressive Lumber Corp. effective January 12, 1987.(a)
3.2	Articles of Amendment to Progressive Lumber Corp. filed on July 17, 1998.(a)
3.3	Articles of Amendment to Progressive Lumber Corp. effective January 22, 1999.(a)
3.4	Bylaws of Bingo.com, Inc., as amended at the Annual General Meeting of Stockholders held May 2001(e)
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001.(d)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001.(d)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001.(d)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999.(a)
10.3	Escrow Agreement by and among Bingo.com, Inc., Bingo, Inc. and Clark, Wilson dated January 27, 1999.(a)
10.4	Registrant Name Change Agreement by and among Network Solutions, Bingo, Inc. and Bingo.com, Inc. dated January 1999.(a)

Exhibit
Number	Description

10.13	Employment Agreement by and between Bingo.com, Inc. and Shane Murphy dated June 17, 1999, effective July 1, 1999.(b)
10.15	Employment Agreement dated April 16, 2001, between the Company and Shane Murphy.(e)
10.16	Termination Agreement dated August 17, 2001, between the Company and Shane Murphy.(f)
10.17	Consulting Agreement dated August 20, 2001, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams.(f)
10.18	Asset Purchase & Assignment Agreement dated September 18, 2001 between the Company and FYRC Inc.(g)
10.19	Website Hosting & Management Agreement dated September 1, 2001 between the Company and NextLevel.com Inc.(g)
10.20	Agreement for Site Management, Marketing and Internet Advertising Services dated September 1, 2001 between the Company and NextLevel Inc.(g)
10.21	Software License, Technical Support, And Operation Of Customer Service & Data Centre Agreement dated September 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and CYOP Systems Inc.(g)
10.22	Software Development Agreement For Skill-Bingo dated May 1, 2001 between Bingo.Com (Canada) Enterprises Inc., and Moshpit Entertainment Inc.(g)
10.23	Form of Stock Option agreement under 2001 Stock Option plan.(h)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams.
10.25	The restructuring of the existing relationship between CYOP Systems Inc., CYOP Systems International Incorporated, Bingo.com Inc. and Bingo.com (Canada) Enterprises Inc. dated May 21, 2002.
10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002.
10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley.

(a)  Previously filed with the Registrant’s registration statement on Form 10 on June 9, 1999.

(b)  Previously filed with the Registrant’s amended registration statement on Form 10 on August 31, 1999.

(c)  Previously filed with the Registrant’s Schedule 14A Definitive Proxy Statement on June 12, 2001.

(d)  Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001, on June 25, 2001.

(e)  Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001, on August 20, 2001.

(f)  Previously filed with the Company’s current report on Form 8-K reporting events as at August 20, 2001, filed on August 27, 2001.

(g)  Previously filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001, on November 14, 2001.

(h)  Previously filed with the Company’s annual report on Form 10-K for the year ended December 31, 2001, on April 1, 2002.

Reports on Form 8-K.

During the quarter covered by this report, the Company filed the following reports on Form 8-K.

Form 8-K filed on June 6, 2002, reporting:

1.	The restructuring of the existing relationship between CYOP Systems Inc., CYOP Systems International Incorporated, Bingo.com Inc. and Bingo.com (Canada) Enterprises Inc.; and

2.	The sale of the portion of the debenture held by Redruth Ventures Inc., to Bingo, Inc. and the related change of control;

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC. (Registrant)

Date: August 14, 2002	/S/ T.M. Williams T.M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)

/S/ H.W. Bromley H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)