Form 10-Q
period 2002-09-30
BINGO COM INC
filed 2002-11-14
CIK 1087853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒      No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, was 11,104,608 on November 14, 2002.

BINGO.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BINGO.COM, INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS Current assets:
Cash and cash equivalents	$35,178	$14,028
Accounts receivable, net of allowance for doubtful accounts of $nil (2001 - $46,185)	33,642	351,330
Prepaid expenses	20,483	9,179

Total Current Assets	89,303	374,537

Fixed assets	181,195	477,554
Security Deposits	29,664	27,559
Domain name rights, net	966,928	1,257,241

	$1,267,090	$2,136,891

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$726,973	$870,660
Accrued liabilities	194,945	165,077
Unearned revenue	8,500	—
Contract payable — current portion	—	184,772
Loan payable	196,302	45,385
Capital leases — current portion	125,147	163,221

Total Current Liabilities	1,251,867	1,429,115

Debentures payable (note 3)	1,395,000	1,100,000
Capital leases, net of current portion	437	25,974
Stockholders’ (deficiency):
Common stock — $0.001 par value; authorized 50,000,000 shares; issued and outstanding: 11,104,608 shares at September 30, 2002 and 10,854,608 shares at December 31, 2001 (Note 4)	11,105	10,855
Additional paid-in-capital	7,660,826	7,669,826
Accumulated deficit	(9,075,348)	(8,129,172)
Accumulated other comprehensive income	23,203	30,293

	(1,380,214)	(418,198)
	$1,267,090	$2,136,891

Commitments (note 5)
Subsequent events (note 6)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	Nine Months		Three Months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Revenue	$558,847	$1,391,471	$142,443	$333,603
Cost of revenue	287,827	851,423	30,693	143,573

Gross profit	271,020	540,048	111,750	190,030
Operating Expenses:
Sales and marketing	76,793	221,272	27,741	56,960
General and administrative	332,068	1,301,128	114,245	325,746
Interest expense	136,824	99,900	51,939	41,238
(Profit) / Loss on the disposal of fixed assets	237,831	—	—	—
Depreciation and amortization	433,680	495,992	130,266	159,362

	1,217,196	2,118,292	324,191	583,306

Net loss	$(946,176)	$(1,578,244)	$(212,441)	$(393,276)

Net loss per share,
basic and diluted	$(0.09)	$(0.15)	$(0.02)	$(0.04)

Weighted average common shares outstanding, basic and diluted	10,902,402	10,311,135	10,997,465	10,756,190

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(EXPRESSED IN U.S. DOLLARS)
NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

				Accumulated
				other
				comprehensive
				income

				Foreign
	Common Stock		Additional	Currency		Total
			Paid in	Translation		Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Deficiency

Balance, December 31, 2001	10,854,608	$10,855	$7,669,826	$30,293	$(8,129,172)	$(418,198)
Issuance of common stock	250,000	250	10,000	—	—	10,250
Mark-to-market of variable stock option awards	—	—	(19,000)	—	—	(19,000)
Comprehensive loss:
Net loss	—	—	—	—	(946,176)	(946,176)
Foreign currency translation adjustment	—	—	—	(7,090)	—	(7,090)

						(953,266)

Balance, September 30, 2002	11,104,608	$11,105	$7,660,826	$23,203	$(9,075,348)	$(1,380,214)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Cash flows from operating activities:
Net loss	$(946,176)	$(1,578,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433,680	495,992
Cancellation of shares	—	(12,500)
Loss on disposal of Fixed Assets	237,831	—
Stock based compensation costs	(8,750)	37,500
Change in operating assets and liabilities:
Accounts receivable	317,688	97,989
Prepaid expenses	(11,304)	(39,140)
Note receivable	—	31,405
Other assets	(2,105)	13,921
Accounts payable and accrued liabilities	(114,596)	350,372
Unearned revenue	8,500	—

Cash used in operating activities	(85,232)	(602,705)
Cash flows from investing activities:
Acquisition of property and equipment	(81,648)	(30,751)
Acquisition of Skill-Bingo game	—	(169,278)
Acquisition of Bingo.com (UK) plc	(61,440)	—
Cash Acquired from Subsidiary undertakings	59,026	—
Payments on domain name contract payable	(184,772)	(270,163)

Cash used in investing activities	(268,834)	(470,192)
Cash flows from financing activities:
Capital lease repayments	(63,611)	(58,284)
Loan payable	150,917	78,000
Proceeds from debenture debt	295,000	900,000

Cash provided by financing activities	382,306	919,716
Net increase (decrease) in cash and cash equivalents	28,240	(153,181)
Effect of exchange rates on cash and cash equivalents	(7,090)	2,952
Cash and cash equivalents at beginning of period	14,028	174,463

Cash and cash equivalents at end of period	$35,178	$24,234

Supplemental disclosure of cash flow information:
Cash interest paid	$26,180	$64,029
Income Tax Paid	—	—

Non Cash Transactions:
Barter transactions	$2,500	$371,566
Issuance of common stock for services rendered	$—	$37,500

The Acquisition of 99% of Bingo.com (UK) plc during August 2002
Cash	$59,026	$—
Accounts Payable	(777)	—
Premium on Acquisition	3,191	—

Net cash outflow from Acquisition	$61,440	$—

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2002 and 2001
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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $9,075,000 at September 30, 2002, and, recurring negative cash flows from operations. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2002 and 2001
(Unaudited)

3. Debentures Payable:

	Holder	Amount	Issue Date

Debenture “A”	Bingo, Inc	$1,250,000	April 16, 2001
Debenture “B”	Unrelated parties	$145,000	July 2, 2002

Debenture “A”

On April 16, 2001, the Company received a loan from and issued a secured convertible debenture to Redruth Ventures Inc., a British Virgin Islands corporation, for $750,000, and to Bingo, Inc., an Anguilla corporation, for $500,000 (collectively, “the Lenders”). Redruth Ventures Inc.’ debenture of $750,000 was subsequently purchased by Bingo, Inc. on May 21, 2002. Bingo, Inc. was not a related party when Debenture “A” agreement was signed; however, a current director and officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of Bingo, Inc.

Under the terms of Debenture “A”, interest shall accrue on the principal amount from time to time outstanding under the Debenture “A” at a fixed rate of 12% per annum through April 16, 2003, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on April 16, 2006. The accrued interest on Debenture “A” as at September 30, 2002 is $169,000 (September 30, 2001 — $34,000). This is included under Accrued Liabilities.

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the Debenture “A” at the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the Lenders in payment of Debenture “A” will be valued at $0.25 per share.

Bingo, Inc. has the right, but not the obligation, to elect to convert all, or part, of the outstanding principal amount of Debenture “A” into shares of the Company’s common stock at a conversion price of $0.125 per share until the third anniversary date of the Debenture “A”. The common stock that would be issued upon conversion of Debenture “A” will be subject to certain resale restrictions, as prescribed in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).The Debenture “A” is secured by all assets of the Company.

Bingo, Inc. received a total of 4,800,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture “A”. The common stock that would be issued upon exercise of warrant will be subject to certain resale restrictions, as prescribed in Rule 144 under the Securities Act.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2002 and 2001
(Unaudited)

3. Debentures Payable (continued):

The Debenture “A” and the Warrants were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act. The Debenture “A” was issued to non U.S. persons located outside the United States.

Debenture “B”

On July 2, 2002 the Company entered into negotiations for an additional debenture. The negotiations were concluded on October 15, 2002. The effective date of the Debenture “B” is July 2, 2002. The Company received a loan and issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. The remaining holders of the Debenture “B” are several unrelated non US persons located outside the United States. The funds will be used for working capital purposes.

Debenture Holder	Debenture Amount	Warrant Issued

B.J. Standing	$75,000	300,000
Bingo, Inc.	$50,000	200,000
V. A. Dowty	$10,000	40,000
N. Chow	$10,000	40,000

Total	$145,000	580,000

Under the terms of Debenture “B”, interest shall accrue on the principal amount from time to time outstanding under the Debenture “B” at a fixed rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture “B” as at September 30, 2002 is $4,000. This is included under Accrued Liabilities.

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the Debenture “B” at the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the holders of Debenture “B” in payment of Debenture “B” will be valued at $0.25 per share.

The holders of Debenture “B” have the right, but not the obligation, to elect to convert all, or part, of the outstanding principal amount of Debenture “B” into shares of the Company’s common stock at a conversion price of $0.15 per share until the third anniversary date of the Debenture “B”. The common stock that would be issued upon conversion of Debenture “B” will be subject to certain resale restrictions, as prescribed in Rule 144 under the Securities Act.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2002 and 2001
(Unaudited)

3. Debentures Payable (continued):

The holders of Debenture “B” received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture “B”. The common stock that would be issued upon exercise of the warrants will be subject to certain resale restrictions, as prescribed in Rule 144 under the Securities Act.

Bingo, Inc. has the potential to become the largest single shareholder and a majority shareholder in the Company should Bingo, Inc. elect to convert any or all of the principal amount of Debenture “A” and its share of Debenture “B” into shares of the Company’s common stock, or if the Company elects to repay the principal amount outstanding, and any accrued interest, in shares of the Company’s common stock pursuant to the terms of Debenture “A” and Debenture “B”.

The Debenture “B” and the Warrants were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act. The Debenture “B” was issued to non U.S. persons located outside the United States.

4. Stockholders Equity:

250,000 shares of common stock were issued on August 9, 2002 to the former Chief Executive Officer of the Company. The agreed value of $42,500 for these shares was recorded in accrued liabilities at December 31, 2001. These shares were issued pursuant to an exemption from registration under the Securities Act in reliance upon Regulation S. The shares were issued to non U.S. persons located outside the United States.

During the quarter ended September 30,2002, the Company granted options to purchase a total of 150,000 shares of the Company’s common stock at an exercise price of $0.15 per share to the chairman of the Advisory Board of the Company, a former director. The options vest 100% at the grant date. The options were granted under the terms of the Company’s 1999 Stock Option Plan. The market price for the Company’s common stock on the grant date was $0.05

Additionally, the Company granted options to purchase a total of 535,000 shares of the Company’s common stock at an exercise price of $0.05 per share to employees of the Company. The options vest 10% at the grant date, 15% 12 months following the grant date, and 2% per month thereafter. The options were granted under the terms of the Company’s 2001 Stock Option Plan. The market price for the Company’s common stock on the grant date was $0.05. 400,000 stock options under the Company’s 2001 Stock Option plan were cancelled.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2002 and 2001
(Unaudited)

5. Commitments :

(a)	As previously disclosed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), on April 16, 2001, the Company issued warrants (the “Warrants”) in connection with Debenture “A” issued to Redruth Ventures Inc., and to Bingo, Inc. The Warrants grant the Holders of Debenture “A” the right to purchase up to an additional 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share until the fifth (5th) anniversary date of the Debenture “A”.

Effective as at the end of business on May 21, 2002 Redruth Ventures Inc. agreed to surrender for cancellation all of the 7,200,000 Warrants issued to them in connection with Debenture “A”, in exchange for eighteen (18) months of unused advertising inventory on the bingo.com website.

As of the date of this report, none of the Warrants have been exercised, and with the surrender for and cancellation of all of the 7,200,000 Warrants issued to Redruth Ventures Inc. previously disclosed, there remains 4,200,000 Warrants outstanding under this debenture. The Debenture “A” and the Warrants were issued pursuant to an exemption from registration under the Securities Act in reliance upon Regulation S.

(b)	The Company entered into a management consulting agreement with Bromley Accounting Services Ltd., an England and Wales incorporated company and Mr. Bromley dated July 2, 2002 (the “Bromley Agreement”), in connection with the provision of services by Mr. Bromley as Chief Financial Officer of the Company. The monthly fee stipulated in the Bromley Agreement is three thousand six hundred and sixty seven pounds sterling (£3,667).

(c)	As discussed in note 3, the company has a commitment to pay interest under the Debenture “A” and Debenture “B”.

Debenture “A”

Under the terms of Debenture “A”, interest shall accrue on the principal amount from time to time outstanding under the debenture at a fixed rate of 12% per annum through April 16, 2003, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on April 16, 2006. The accrued interest on Debenture “A” as at September 30, 2002 is $169,000 (September 30, 2001 — $34,000). This is included under Accrued Liabilities.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2002 and 2001
(Unaudited)

5. Commitments (continued):

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the Debenture “A” at the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the Lenders in payment of Debenture “A” will be valued at $0.25 per share.

Bingo, Inc. received a total of 4,800,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture “A”. The common stock that would be issued upon exercise of the Warrants will be subject to certain resale restrictions, as prescribed in Rule 144 under the Securities Act.

The Debenture “A” and the Warrants were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act. The Debenture “A” was issued to non U.S. persons located outside the United States.

Debenture “B”

Under the terms of Debenture “B”, interest shall accrue on the principal amount from time to time outstanding under the Debenture “B” at a fixed rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture “B” as at September 30, 2002 is $4,000. This is included under Accrued Liabilities.

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the Debenture “B” at the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the holders of Debenture “B” in payment of Debenture “B” will be valued at $0.25 per share.

BINGO.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2002 and 2001
(Unaudited)

5. Commitments (continued):

The holders of Debenture “B” received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture “B”. The common stock that would be issued upon exercise of the Warrants will be subject to certain resale restrictions, as prescribed in Rule 144 under the Securities Act.

The Debenture “B” and the Warrants were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act. The Debenture “B” was issued to non U.S. persons located outside the United States.

(d)	On August 15, 2002 (“the Effective Date”), the Company, in a related party transaction, acquired from the Company’s Chief Executive Officer, 99% of the share capital of Bingo.com (UK) plc. for $61,000. Bingo.com (UK) plc. net assets were $58,000 at the time of acquisition. The Company deems it in the best interest of the company to acquire a subsidiary registered in the United Kingdom for the purpose of establishing a company in the United Kingdom for future expansion.

The transaction for the acquisition of Bingo.com (UK) plc. was approved by the Company’s Board of Directors on September 10, 2002. T. M. Williams, the Company’s Chief Executive Officer and the seller of the shares of Bingo.com (UK) plc. abstained from the vote by the Company’s Board of Directors, due to his conflict of interest.

Under the terms of the Purchase agreement the Company paid half the purchase price (i.e. $30,500) on the Effective Date. The balance of the purchase price plus interest will be paid no later than six months after the Effective Date. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

6. Subsequent Events:

There were no material Subsequent Events as at time of filing this report.

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

The Company has incurred significant losses since inception, and as of September 30, 2002 had an accumulated deficit of $9,075,000. Bingo.com will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. Bingo.com has made a significant investment in the development of the Company’s website, purchase of domain name, branding, marketing, and maintaining operations.

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

The Company manages its own sales of advertising; hosts the Company’s Website; and serves its own ads.

In fiscal 2000, the Company adopted EITF No. 99-17 “Accounting for Advertising Barter Transactions”. EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. Bingo.com barters portions of the unsold advertising impressions generated by its website in exchange for advertising in media properties owned by third parties. The Company records revenues and costs for such barter transactions at the market value of the advertising exchanged, with no net income or loss recognized. Barter revenue totaled $2,500 for the nine months ended September 30, 2002 and $372,000 for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

Revenue

Revenue declined to $142,000 for the quarter ended September 30, 2002, a decrease of 57% from revenue of $334,000 for the same period in the prior year. The reduction in revenue for the third quarter of 2002 can be explained generally by the downturn in the North American economy and the erosion of the market for Internet advertising. More specifically, the Company had fewer people focused on selling advertising during the quarter ended September 30, 2002, largely because of the restructuring of the business of the Company that took place during the previous year and the cancellation of the outside parties sales contracts effected during the second quarter of 2002. In addition there has been a downturn in Internet advertising by online gaming companies due to certain credit card companies no longer accepting online gaming transactions. Therefore many of these companies have reduced their online advertising expenditures at Bingo.com website. Finally the summer months had a weaker than usual advertising expenditure by online advertisers.

Cost of revenue

Bingo.com recorded cost of revenue of $31,000 during the quarter ended September 30, 2002, a drop of $113,000 or 79% compared to costs of $144,000 for the same period in the prior year. The gross margin increased to 78% in the quarter ended September 30, 2002 from 57% in the third quarter of the prior year. Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website. The decrease in cost of revenue is due to fewer people focused on selling advertising therefore less commissions and fewer barter transactions than in the prior year quarter.

Sales and marketing expenses

Sales and marketing expenses dropped to $28,000 for the quarter ended September 30, 2002, a decrease of $29,000 (51%) over 2001 third quarter expenses of $57,000. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs. All of these amounts decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling. Subsequent to May 2002 the Company has taken over the advertising, Website hosting and ad serving itself.

General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company’s executive staff, accounting and administrative personnel, premises costs for the Company’s office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $114,000 for the third quarter of 2002, a reduction of 65% over costs of $326,000 for the same period last year. General and administrative expenses declined from the prior year as a result of changes that took place during the previous year, including moving the Company’s offices from California to Vancouver, and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company’s fixed assets, as well as amortization of the Bingo.com domain name. The Company capitalized the cost of the purchase of the domain name and is amortizing the cost over five years from the date of commencement of operations. Fixed assets are depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $130,000 during the quarter ended September 30, 2002, a reduction of 18% over costs of $159,000 during the same quarter in the prior year. The changes in depreciation and amoritzation can be explained due to the average age of the Company’s assets being older in fiscal 2002, resulting in a lower depreciation base. Finally the decrease is additionally due to the write-down of capital assets in the second quarter of 2002.

Interest expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases.Interest expense increased to $52,000 for the three months ended September 30, 2002, an increase of 26% over interest expense of $41,000 for the same period in the prior year. The increase is attributable to the increase in the interest payable under the debenture issued by the Company in 2001. This increase is offset by the reduction in interest on Capital Leases due to outstanding debt on the Capital Leases reaching maturity.

Net loss and loss per share

Net loss for the three months ended September 30, 2002 amounted to $212,000, a loss of $0.02 per share, compared to a loss of $393,000 or $0.04 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Bingo.com is reliant on outside sources of funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital, whether it be in the form of share capital, debt, or other financing sources.

Bingo.com had cash and cash equivalents of $35,000 and a working capital deficit of $1,162,000 at September 30, 2002. This compares to cash and cash equivalents of $14,000 and a working capital deficit of $1,055,000 at December 31, 2001. The Company continued to incur costs but did not secure adequate new revenue to cover the costs.

During the nine months ended September 30, 2002, Bingo.com used cash of $85,000 in operating activities compared to using cash of $603,000 in the same period in the prior year. The significant improvement in cash flow from operating activities in 2002 demonstrates the effectiveness of the Company’s efforts to reduce operating costs in late 2001 and in 2002.

During the quarter ended September 30, 2002, Bingo.com received proceeds of $145,000 from the convertible debenture (Debenture “B”) issued by the Company in July 2002. The funds will be used to fund working capital requirements. The Debenture “B” bears interest at a rate of 12% per year and is due in July 2006.

RISKS RELATED TO THE COMPANY’S BUSINESS

Need for additional capital

The Company has recorded substantial operating losses and, as of September 30, 2002, has an accumulated deficit of approximately $9,075,000. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Bingo.com’s business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

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

Success depends on key personnel; no “key man” life insurance

Future performance depends on the continued service of key personnel, and the ability to attract, train, and retain technical, marketing, customer support, and management personnel. The loss of one or more key employees especially Mr. T. M. Williams, the company’s President and Chief Executive Officer could negatively impact the Company, and there is no “key man” life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2002, Bingo.com had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The exception is the convertible debentures. The fair value of the debentures payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all. As a result, the financial statement carrying amount of the debentures payable at September 30, 2002 reflects the market value to the Company for the debt.

To September 30, 2002, substantially all revenues have been realized or incurred in United States dollars while the majority of costs are incurred in Canadian dollars. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar, British Pound or other foreign currencies and our reporting currency, the United States dollar.

ITEM 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

The management of Bingo.com evaluated the disclosure controls and procedures of Bingo.com as at October 7, 2002 and found them to be operating efficiently and effectively to ensure that information required to be disclosed by Bingo.com under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bingo.com is accumulated and communicated to the management of Bingo.com, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There were no significant changes in the internal controls of Bingo.com or other factors that could significantly affect the Company’s internal controls during the quarter ended September 30, 2002 and to the date of filing this quarterly report.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any legal proceeding during the fiscal period ended September 30, 2002. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

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

During the first quarter of 2002 the Company and Mr. Ach agreed to defer the complaint and counterclaim and are still in the process of attempting to settle the matter.

ITEM 2. Changes in Securities and Use of Proceeds

On August 9, 2002, 250,000 shares of common stock were issued to Shane Murphy, the former Chief Executive Officer of the Company in accordance with the terms and conditions contained in the termination agreement entered into by the Company and previously filed with the Company’s periodic reports. The agreed value of $42,500 for these shares was recorded in accrued liabilities at December 31, 2001. The shares of common stock were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The shares of common stock were issued to non U.S. persons located outside the United States. The shares common of stock that were issued are subject to certain resale restrictions as prescribed in Rule 144 under the Securities Act.

On July 2, 2002 the Company entered into negotiations for an additional debenture. The negotiations were concluded on October 15, 2002. The effective date of the Debenture “B” is July 2, 2002. The Company received a loan and issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. The remaining holders of the Debenture “B” are several unrelated non US persons located outside the United States. The Company promises to pay to the holders of Debenture “B”, an amount equal to $145,000, together with simple interest at the fixed rate per annum of twelve percent (12%), with interest accruing and payable on the outstanding principal amount of this Debenture “B”. The holders of Debenture “B” received a total of 580,000 common share purchase warrants, entitling the holders of Debenture “B” to purchase an aggregate of 580,000 shares of the Company’s common stock at an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture “B”. The holders of Debenture “B” have the right, but not the obligation, to elect to convert any or all of the principal amount of Debenture “B” into shares of the Company’s common stock at a conversion price of $0.15 per share.

The Debenture “B” and the Warrants were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities. The Debenture “B” was issued to non U.S. persons located outside the United States. No person or entity has of yet exercised any of the Warrants issued in connection with the Debenture “B”. All of the shares common stock that would be issued on a conversion of the Debenture “B” or upon the exercise of any of the Warrants would be subject to certain resale restrictions as prescribed in Rule 144 under the Securities Act.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5. Other Information

New Agreements

The Company entered into the following agreements and arrangements during the quarter ended September 30, 2002:

(a)	The Company entered into a management consulting agreement with Bromley Accounting Services Ltd., an England and Wales incorporated company and Mr. Bromley dated July 2, 2002 (the “Bromley Agreement”), in connection with the provision of services by Mr. Bromley as Chief Financial Officer of the Company. The monthly fee stipulated in the Bromley Agreement is three thousand six hundred and sixty seven pounds sterling (£3,667).

(b)	On July 2, 2002 the Company entered into negotiations for an additional debenture. The negotiations were concluded on October 15, 2002. The effective date of the Debenture “B” is July 2, 2002. The Company received a loan and issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. The remaining holders of the Debenture “B” are several unrelated non US persons located outside the United States.

Under the terms of Debenture “B”, interest shall accrue on the principal amount from time to time outstanding under the Debenture “B” at a fixed rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due are due and payable at maturity on July 2, 2006. The principal amount owed under Debenture “B” may be converted into common shares of the Company at $0.15 per share.

In addition the holders of Debenture “B” received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture “B”.

The Debenture “B” and the Warrants were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act. The Debenture “B” was issued to non U.S. persons located outside the United States. No person or entity has of yet exercised any of the Warrants issued in connection with the Debenture “B”. All of the shares common stock that would be issued on a conversion of the Debenture “B” or upon the exercise of any of the Warrants would be subject to certain resale restrictions as prescribed in Rule 144 under the Securities Act.

(c)	On August 15, 2002, the Company, in a related party transaction, acquired from the Company’s Chief Executive Officer, 99% of the share capital of Bingo.com (UK) plc. for $61,000. Bingo.com (UK) plc. net assets were $58,000 at the time of acquisition. Management of Bingo.com deems it in the best interest of the Company to acquire a subsidiary registered in the United Kingdom for the purpose of establishing a company in the United Kingdom for future expansion.

The transaction for the acquisition of Bingo.com (UK) plc. was approved by the Company’s Board of Directors on September 10, 2002. T. M. Williams, the Company’s Chief Executive Officer and the seller of the shares of Bingo.com (UK) plc. abstained from the vote by the Company’s Board of Directors, due to his conflict of interest.

Other Matters

During the quarter ended September 30, 2002, Mr. Henry Bromley has assumed the position of Chief Financial Officer effective July 2, 2002.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.Exhibits incorporated by reference are so indicated.

Exhibit Number	Description

4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (a)

4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (a)

4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (a)

4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002.

4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002.

10.25	The restructuring of the existing relationship between CYOP Systems Inc., CYOP Systems International Incorporated, Bingo.com Inc. and Bingo.com (Canada) Enterprises Inc. dated May 21, 2002. (b)

10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (b)

10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (b)

10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002.

(a)  Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001, on June 25, 2001.

(b)  Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2001.

Reports on Form 8-K.

During the quarter covered by this report, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed August 14, 2002, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC

(Registrant)

Date:	November 14, 2002	/S/ T. M. Williams

T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)

/S/ H. W. Bromley

H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, T. M. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bingo.com, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bingo.com, Inc. as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Effective Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors, audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed: /S/ T. M.Williams	Date: November 14, 2002

T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive Officer)

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bingo.com, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bingo.com, Inc. as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Effective Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors, audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed: /S/ H. W. Bromley	Date: November 14, 2002

H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)