Form 10-K
period 2002-12-31
BINGO COM INC
filed 2003-04-16
CIK 1087853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended: December 31, 2002

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE

ACT OF 1934

For the transition period from to

Commission file number:000-26319

Bingo.com, Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Alberni Street, Suite 1405

Vancouver, BC, Canada, V6E 3Z3

(604) 694-0300

(Address of principal executive offices, zip code, and phone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of April 11, 2003 being $0.025 per share: $221,619.  The number of shares of the Registrant's common stock outstanding on April 11, 2003 was 11,104,608. The Registrant's common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BIGR".

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY  AND

RELATED STOCKHOLDER MATTERS..................................................................................  20

ITEM 6. SELECTED FINANCIAL DATA................................................................................  22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION..............................................  23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK........................................................................................................... 30

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................  31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

ITEMS 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

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

ITEM 1. BUSINESS

Introduction

Bingo.com, Inc. (the "Company") is in the business of developing and operating a bingo based web portal designed to provide a variety of free games and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. The Company envisions becoming the preminent bingo-based web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers. The Company's existing website has attracted over 900,000 registered users and served over 1,500,000,000 bingo cards since its inception; the Company intends to continue to build on this subscriber base to further develop its online presence.

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

References in this document to "the Company," "we," "us," and "our" refer to Bingo.com, Inc. and its subsidiaries, which are described below.

Our executive offices are located at 1166 Alberni Street, Suite 1405, Vancouver, British Columbia, Canada, V6E 3Z3.  Our telephone number is (604) 694-0300.

History and Corporate Structure

The Company was originally incorporated in the State of Florida on January 12, 1987, under the name Progressive General Lumber Corp. ("PGLC') with an authorized share capital of 7,500 shares of common stock with a $1.00 par value per share.  PGLC was for the most part inactive until January 1999.

On July 17, 1998, PGLC filed Articles of Amendment and increased its authorized share capital to 50,000,000 common shares with a $0.001 par value per share. The shares were also subject to a forward stock split by way of a stock dividend to increase the number of then issued and outstanding shares on a 200 shares for 1 share basis.

In January 1999, management of PGLC changed and the new management filed Articles of Amendment to the Articles of Incorporation of PGLC to amend the Articles of Incorporation and change the name of PGLC to Bingo.com, Inc. effective January 22, 1999. Concurrent with the name change the Company acquired the use of the second level domain name bingo.com and embarked on its business strategy to become a leading online provider of bingo based games and entertainment.

The Company conducts its business through the Florida incorporated entity and through its wholly owned subsidiary Bingo.com (Canada) Enterprises Inc. ("Bingo Canada"). Bingo Canada was incorporated under the laws of British Columbia, Canada, on February 10, 1998 as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999.

On August 15, 2002, the Company acquired 99% of the share capital of Bingo.com (UK) plc ("Bingo UK"). Bingo UK was incorporated under the laws of England and Wales on August 18, 2000 as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002.

The Company also maintains a number of inactive wholly owned subsidiaries.  These include

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

The Company's common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTCBB") under the symbol "BIGR". We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

The current business strategy of the Company is to manage and grow the business with minimal overhead focusing on its major asset, the bingo.com domain name, which was acquired in 1999.

Bingo.com Domain Name

On January 18, 1999, the Company purchased the exclusive right to use the domain name bingo.com from a then unrelated company Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a deemed value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase price amounting to 4% of our annual gross revenues, with a total minimum guaranteed Domain Name Purchase payment of $1,100,000 in the first three years of the 99 year period ended December 31, 2098. During the year ended December 31, 2002 the agreement was amended so that the remaining Domain Name Purchase payments to the vendor are made monthly, based on 4% of the preceding months gross revenue. The value of the bingo.com domain name was based on factors such as the relationship of the name to our business, the ability for us to create a brand for our Website and portal based on the name, the ease of internet browser search ability of the domain name and the ability of visitors to our website to remember and associate the name with our website and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the name was reasonable.

During the year ended December 31, 2002, the Company made payments totalling $197,000 including interest (2001 - $362,000) under the terms of this agreement. $185,000 of this payment related to the final payments made in accordance with the minimum guaranteed Domain Name Purchase payment of $1,100,000. The remaining $12,000 related to payments based on 4% of the preceding months gross revenue as defined in the amended agreement. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Business Overview

The Company aims to become the leading online provider of bingo based games and entertainment. The Company intends to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of developing and operating an entertainment and service based website designed to provide a variety of free bingo games, and other forms of entertainment, initially focused on the game bingo and including chat rooms, sweepstakes, communities, and other forms of enhanced content. We are attempting to create a value-based website, complete with online services and an extensive database of registered players.

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

The Company uses the appeal of the bingo.com domain name to sell advertising on the free site, which is currently the Company's primary revenue source. Advertising revenue from the bingo.com website accounted for approximately 99% of our revenue for the year ended December 31, 2002. During the year ended December 31, 2002, over 175 million player sessions were offered to the Company's registered players. The average visitor session length was 55 minutes per user. The Company's website continues to be one of the stickiest sites on the Internet. As a result of this appeal to web users, the Company was able to serve approximately one billion ads on the bingo.com website during the year ended December 31, 2002

Although the games are free to play, players are required to register to receive prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising. The Company will continue to pursue a co-branding strategy as part of its overall plans. In addition, the Company will continue to establish promotional agreements with prominent websites and media content providers that have reciprocal links to bingo.com, or to display advertising.

The Company has built multiple revenue streams and believes that there is value in the ability to direct the traffic of our membership base and their buying power, and intend to pursue affinity arrangements with merchant partners. The Company will continue to sell advertising space on the bingo.com website. The Company believes that its growing user base and stickiness will provide advertisers with an attractive platform to reach their target audience.

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

The game of bingo is reported to be the most socially acceptable form of gaming in the world played by over 500 million people worldwide. The online casino market is well developed on the Internet whereas the online bingo market is still in its infancy. Industry experts have indicated that the online bingo market could, over time, be larger than the online casino market and grow at a faster rate.

The Company's website bingo.com has broader appeal in the marketplace, is less regulated, and is typically classed as a minor form of gambling. We believe that a significant percentage of American bingo players are between the ages of 18 and 44, and that Baby Boomers are playing bingo more than ever. The Baby Boomer generation is considered to have the most disposable income and the highest ability to access the Internet. We believe that bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience. There is appeal in providing players with an opportunity to win prizes and cash while allowing them to access entertaining content according to their own schedule from their own location. We intend to lead the way using the popularity of bingo games, the accessibility of the Internet and the rate of growth for entertainment based game sites.

The Company believes that its future success will be dependent on a number of factors. These include focus on online bingo games, and online entertainment, and the development of a personalized community atmosphere, which will encourage lengthy site visits by users. We believe the nature of the Company's website content and our player base will allow the Company to establish a large detailed database of registered players, which is a distinguishing factor to attracting online advertisers.

The Company intends to promote the bingo.com brand name by building a network of affiliations with prominent companies, both online and off.

Business Strategy

Our objective is to become the premier online destination for web-based bingo entertainment and a leading entertainment destination on the Internet. The Company is pursuing this objective through the following strategies:

Continue to enhance content

Registered players are provided with a variety of free games, and other forms of entertainment such as chat, sweepstakes, fortune telling, and more. The free bingo games can be played for points, which are redeemable for prizes. We are able to create low-cost content through creative face-changes of the standard bingo games. These 'skins' can reflect themes, corporate interests or other targeted messages.

Build multiple revenue streams

We currently generate revenue from selling advertising on the free bingo site, and through other initiatives such as co-branding and affiliates. An example of this is the online store Walter Drake, where bingo.com users can receive discounts on purchases made at the Walter Drake site. The Company receives a commission for all purchases made on the Walter Drake site by our users. We expect to continue to offer similar sorts of arrangements with the goal of building a diversified revenue base. There are also other methods of broadening our revenue base that we intend to pursue. Some of these include offering a premium service, via subscription, on our free site; traditional bingo for cash to non-North American players; and the licensing of our games to Websites which complement our growth strategies. The Company currently earns revenues from its portal through a variety of ways, such as the following:

          Banner and button advertisements on our bingo.com site;

          Pop-ups, which are interstitial ads that appear as a separate window on top of content;

          Superstitials; which are interstitial commercials that seamlessly load while a visitor is surfing the site;

          Sponsorships of email newsletters or parts of our site;

          Commissions on purchases made on Partner sites. e.g. Walter Drake;

          Third-Party referral arrangements such as that with lavalife, where the Company receives a fee whenever a bingo.com player becomes a registered user of their online personals service.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of the Company's current revenue is calculated on a  Cost Per Thousand ("CPM") basis.

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

Entertainment and game sites have become increasingly popular and are showing strong growth rates. The Company's Website traffic reports indicate that between 800 to 1200 new players a day are registering with www.bingo.com. There has been in excess of 35,000 unique visitors per day, with an average visitor session length of more than 55 minutes. The Company is becoming the premier online destination for Web-based bingo entertainment and a leading entertainment destination on the Internet.

 Leverage licensed users and alliances

We are confident that the variety of games and entertainment available on our website will encourage many visitors to come, stay, play and revisit often. In the process of providing a one-stop entertainment arena for bingo lovers, we are creating a value based website which is backed by an extensive database of registered players and their buying preferences. We believe the value of this demographic data has enabled the Company to generate premium CPM and Cost Per Click ("CPC") rates for the sale of its advertising inventory.

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable brand name is critical to attracting a larger player base and deriving additional revenue. We believe that bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. We intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make bingo.com website the leading entertainment destination for bingo on the Internet.

Marketing Strategy

Our goal is for the bingo.com website to become the most recognized bingo and entertainment destination site on the Internet. We intend to build an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate advertising revenues, and e-commerce sales for the Company.

Advertising focused on promoting the bingo.com website within North America and in targeted international markets through strategic partnerships, co-branding and other promotional activities with a variety of companies is contemplated. This strategy is intended to further develop the growing database of registered players.

We also use our database of registered users to send targeted emails and other advertisements in order to encourage our subscribers to play. We offer special promotions and other offerings that bring additional users to our site such as the use of our email list to promote special events.

Employees

As of December 31, 2002, the Company had six full-time employees, not including temporary personnel, consultants, and independent contractors. The Company retains consultants to provide special expertise in developing strategy, marketing, software and technologies and outsources its development resources. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

We are substantially dependent upon the continued services and performance of T. M. Williams, our President, Chief Executive Officer and Chairman of our Board. The loss of the services of this key individual would have a material adverse effect on our business, financial condition and results of operations.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We are in the business of developing and operating a bingo based web portal designed to provide a variety of free games and intend to provide traditional bingo for cash games for residents outside of North America, and other forms of entertainment on the Internet. At the end of fiscal 2002, the majority of the Company's fixed assets were located in Canada.

Seasonality

The Company does not believe that seasonality has an effect on its traffic volumes or its revenue realization.

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

Trademarks and Intellectual Property Protection

The Company will continue to consider the need to apply for trademark registration and protection for its games, logo and various phrases in Canada and the United States. The Company has not submitted any other applications for trademark registration. In the event that we determine that we have created an asset whose value can be protected, we will attempt to protect our proprietary asset by applying for patents, copyrights or trademarks. In addition, we intend to rely on trade secret laws and non-disclosure and confidentiality agreements with our employees and consultants, who have access to its proprietary technology, to protect our technologies.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of approximately $3,335,000 in fiscal 2000, $1,955,000 in fiscal 2001, and $969,000 in fiscal 2002.  As of December 31, 2002, we had an accumulated deficit of approximately $9,174,000, and during the year ended December 31, 2002 we used cash of approximately $83,000 in operating activities (2001 - $647,000) Although we reduced our operating costs and our cash utilization rate significantly during the 2002 fiscal year, we expect to continue to incur sales and marketing and general and administrative expenses in the future. As a result, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Our financial statements have been prepared on a going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern principle is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. If the Company is unable to achieve profitable operations or obtain additional financing, we may be required to reduce or to limit operations, or cease operations altogether. The auditors' report on the December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able to generate sufficient revenue to entirely support our operations in fiscal 2003 due to a number of factors including, among others:

          the cost of promoting and marketing our bingo portal;

          the general demand for online advertising has decreased, as have advertising rates, which will impact our advertising revenue;

          the costs associated with developing our software and technologies, installing equipment and expanding our facilities;

          the costs associated with hiring and retaining experienced management and staff for our operations.

We are subject to risks and challenges frequently encountered by early stage companies engaged in early stage enterprises and Internet commerce.

We face risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development that may be using new and unproven business models, particularly companies engaged in Internet commerce. These risks include, but are not limited to:

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

          general economic conditions could change and adversely affect our business;

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

We have chosen to pursue a strategy whereby we have outsourced many of our mission-critical business functions, including website hosting, and serving, and web server collocation. Most of these functions are performed by a limited number of small companies. As a result, we face increased risk that our business could be interrupted by the failure of any one of our key vendors or suppliers, and such an interruption could have a material impact on our financial position and results of operations.

We will need additional capital to continue to operate our business.

We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue. As of December 31, 2002 we had approximately $15,000 in cash and cash equivalents. We may not have sufficient cash and cash equivalents on hand to conduct our operations throughout 2003, and are substantially dependent, if the Company fails to generate sufficient funding, on continued funding from our President and Chief Executive Officer to continue operations. Although our cash flow is improving, we may need to obtain additional financing to grow our operations for the duration of 2003.

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

We cannot be certain that such additional debt or equity financing will be available to us on favorable terms when required, or at all. If we cannot raise funds in a timely manner, or on acceptable terms, we may not be able to promote our brand, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unexpected requirements, and we may be required to reduce or limit operations.

If our key personnel leave the Company, our ability to succeed will be adversely affected

The future success of the Company will depend on certain key management, marketing, sales and technical personnel. We are currently dependent on our President and Chief Executive Officer, T. M. Williams, for the success of the business. We also rely upon consultants and advisors who are not employees. The loss of key personnel could have a material adverse effect on our operations. We do not maintain key-man life insurance on any of our key personnel. The inability to attract, retain and motivate highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

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

We cannot assure you that our and our vendors' data repositories, financial systems and other technology resources will be secure from security breaches or sabotage, especially as technology changes and becomes more sophisticated. In addition, many of our and our vendors' software systems are custom-developed and we and our vendors rely on employees and certain third-party contractors to develop and maintain these systems. If certain of these employees or contractors become unavailable, we and our vendors may experience difficulty in improving and maintaining these systems. Furthermore, we expect that we and our vendors may continue to be required to manage multiple relationships with various software and equipment vendors whose technologies may not be compatible, as well as relationships with other third parties to maintain and enhance their technology infrastructures. Failure to achieve or maintain high capacity data transmission and security without system downtime and to achieve improvements in their transaction processing systems and network infrastructure could have a materially adverse effect on our business and results of operations.

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

          costs related to forming strategic relationships;

          loss of strategic relationships;

          our ability to significantly increase our distribution channels;

          competition from companies offering same or similar products and services and from companies with much deeper financial, technical, marketing and human resources;

          the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

           costs and delays in introducing new services and improvements to existing services;

           changes in the growth rate of Internet usage and acceptance by consumers of electronic commerce;

          technical difficulties, system failures or Internet downtime;

          government regulations related to our business, and to the Internet;

           our ability to upgrade and develop our information technology systems and infrastructure;

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

Our future success will depend on our ability to accomplish the following:

         license and develop leading technologies useful in our business;

         develop and enhance our existing products and services;

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

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web portal, limit our ability to sell advertising, or interfere with future operations of the Company

There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose the Company to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require the Company to incur significant expenses in complying with any new regulations. The European Union has adopted privacy and copyright directives that may impose additional burdens and costs on international operations.

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

We cannot predict what new laws will be enacted or how courts will interpret both existing and new laws.  As a result, we are uncertain about how new laws or the application of existing laws may affect our business. In addition, our business may be indirectly affected by our suppliers or customers who may be subject to such legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet or hamper the development of Internet commerce and online entertainment, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Risks Associated With our Common Stock

We are indebted to lenders, which may limit your ability to influence the outcome of key transactions, including changes of control

During 2001, we issued a $1,250,000 12% secured convertible Debenture "A", due April 16, 2006. Bingo, Inc. holds this Debenture "A" in its entirety. During 2002, we issued $145,000 12% convertible Debenture "B" due July 2, 2006. Bingo, Inc. acquired $50,000 of this Debenture "B". The remaining holders of Debenture "B" are several unrelated parties. Our President and Chief Executive Officer is a potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo Inc.

In addition, the Debenture "A" holders were granted warrants entitling them to purchase, for a period of three years from the issuance date of the Debenture "A", up to 12,000,000 shares of common stock of the Company at an exercise price of $0.25 per share. 7,200,000 "A" Warrants were cancelled during May 2002, in exchange for unused advertising inventory on the bingo.com website. The Debenture "B" holders were granted warrants entitling them to purchase, for a period of three years from the issuance date of the Debenture "B", up to 580,000 shares of common stock of the Company at an exercise price of $0.25 per share.

As secured debt holders of Debenture "A" and Debenture "B", these lenders' interests may differ from the interests of our Company or our stockholders. Our current operations do not generate cash from which the debentures can be repaid. If we are unable to repay the Debenture "A" when it becomes due, the holder of the Debenture "A" may be able to sell or otherwise realize against our assets in preference to other creditors and to our stockholders or negotiate terms to extend the due date of the Debenture "A" that are unfavorable to us.

The holder of Debenture "A" may also convert the Debenture "A" at its option into shares of common stock at a conversion price of $0.125 per share. The accrued interest may also be paid in shares of common stock, valued at $0.25 per share, at the option of the Company when the interest becomes payable, in April 2003. The Company is in negotiations with the holder of Debenture "A" in regards to repayment of this interest. The conversion of the balance of the debentures Debenture "A" & Debenture "B" (the "Debentures") outstanding at December 31, 2002 into shares of common stock would have resulted in Bingo, Inc. owning an aggregate of approximately 43% of our common stock. The conversion of the Debentures would provide the lenders with a certain level of control over matters requiring approval of our stockholders and may result in dilution to our stockholders. In addition, the holders of the Debentures may exercise their warrants, which would increase each of the foregoing risks.

Our shares are considered Penny Stock and are subject to the Penny Stock rules, which may adversely affect your ability to sell your shares

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving Penny Stock.  Subject to certain exceptions, a Penny Stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. We anticipate that our shares are deemed to be Penny Stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of our shares and impede the sale of our shares in the secondary market.

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline. As of the date of this report, we have outstanding 11,104,608 shares of common stock, a Debenture "A" payable convertible at the option of the holder into a total of 10,000,000 shares of common stock and a Debenture "B" payable convertible at the option of the holders into a total of 967,000 shares of common stock, stock purchase Warrant "A" to purchase a total of 4,800,0000 shares of common stock and stock purchase Warrant "B" to purchase a total of 580,0000 shares of common stock, and stock purchase options to acquire an aggregate of 2,700,000 shares of common stock, of which 2,058,000 were vested and exercisable as at December 31, 2002.

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

ITEM 2. PROPERTIES.

Our primary administrative, sales and marketing facility is located in leased space in Vancouver, British Columbia.  This facility occupies approximately 2,000 square feet.  We entered into a sublease arrangement on March 1, 2002 with a term of 43 months and ending September 29, 2005. The monthly rental is approximately $2,400 per month. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the fiscal year ended December 31, 2002. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture. The Company has included in the accounts an amount of $23,000 net from the cancellation of capital leases and the settlement of outstanding debts. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

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

Subsequent to the year ended December 31, 2002 the Company and Mr. Ach agreed to defer the complaint and counterclaim, for 90 days in an attempt to effect settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on October 8, 2002 for the purposes of electing our directors, to ratify the appointment of Davidson & Company as our independent auditors for the 2002 fiscal year, to ratify and approve the amendment of the Company's Articles of Incorporation, subject to the discretion of the Board of Directors, to effect a Reverse split of the Company's common stock at a ratio of up to one for five, to ratify and approve the amendment of the Company's Articles of Incorporation, increasing the number of authorized shares of the Company's common stock to 100,000,000 shares of common stock with a $0.001 par value should the reverse split option occur, and to ratify the actions of the Company's Officers and Directors for the last year and for the period from the 2001 Fiscal year end through to the date of the shareholder meeting.

All nominees for directors were elected, the appointment of auditors was ratified, the proposal to amend the Company's Articles of Incorporation to effect a Reverse split of the Company's common stock at a ratio of up to one for five was ratified, the proposal to amend the Company's Articles of Incorporation, increasing the number of authorized shares of the Company's common stock to 100,000,000 shares of common stock with a $0.001 par value should the reverse split occur was ratified, and the actions of the Company's Officers and Directors for the last year and for the period from the 2001 Fiscal year end through to the date of the shareholder meeting were ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                      For                   Against             Abstain

T. M. Williams            7,387,518            64,178               17,779

P. A. Crossgrove        7,384,652            65,778               19,045

Proposal to ratify the appointment of Davidson & Company as our independent auditors for the 2002 fiscal year.

For                          Against                         Abstain

7,397,208                       57,363                              14,904

Proposal to amend the Company's Articles of Incorporation, subject to the discretion of the Board of Directors, to effect a reverse split of the Company's common stock at a ratio of up to one for five.

For                          Against                         Abstain

7,261,506                      169,666                            38,303

Proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock to 100,000,000 shares of common stock with a $0.001 par value should a reverse split occur.

For                          Against                         Abstain

7,267,161                       173,750                          28,564

Proposal to ratify the actions of the Company's Officers and Directors for the last year and for the period from the 2001 Fiscal year end through to the date of the shareholder meeting (October 8, 2002).

For                          Against                         Abstain

7,296,544                       129,198                          43,733

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is currently quoted on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol BIGR.

On March 19, 1997, the Company's common stock was approved for trading on the OTCBB under the symbol "PGLB".  In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to "BIGG".  On July 26, 1999, we changed our trading symbol from "BIGG" to "BIGR".  There were no trades of our securities on the OTCBB prior to the first quarter 1999.  The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2002	$0.05	$0.025
September 30, 2002	$0.08	$0.04
June 30, 2002	$0.13	$0.04
March 31, 2002	$0.15	$0.07
December 31, 2001	$0.29	$0.11
September 30, 2001	$0.52	$0.22
June 30, 2001	$0.72	$0.08
March 31, 2001	$0.47	$0.13

On April 11, 2003, the last reported sale price of our common stock, as reported by the OTCBB, was $0.025 per share.

As of April 9, 2003, the Company believes there are approximately 3,825 shareholders (including nominees and brokers holding street accounts) of the Company's shares of common stock.

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

Recent Sales of Unregistered Securities

On July 2, 2002, the Company received a loan from and issued a convertible Debenture "B for $145,000. Bingo, Inc., an Anguilla corporation holds $50,000 of this Debenture "B". Our President and Chief Executive Officer is a potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo Inc. The remaining holders of the Debenture "B" are several unrelated parties.

Under the terms of the Debenture "B" interest shall accrue on the outstanding principal amount of the Debenture "B" at a fixed rate of 12% per annum. The interest will become payable on July 2, 2004. ("Accrued Interest Payment Date") Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts owing are due and payable at maturity on July 2, 2006.

The Company has the option to pay all accrued interest on the Accrued Interest Payment Date, and shall pay all other interest thereafter accrued, in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the Debenture "B" on the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the holders of Debenture "B" in payment of the Debenture "B" will be valued at $0.25 per share.

The holders of the Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "B" are exercisable for a period of three years from the date of the Debenture "B". The holders of the Debenture "B" have the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the Debenture "B" into shares of the Company's common stock at a conversion price of $0.15 per share until the third anniversary date of the Debenture "B".

The Debenture "B" transaction was private in nature, and the Debenture "B" and the common stock purchase warrants issued in connection with the Debenture "B" were issued in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act").

During the year ended December 31, 2002 the Company issued 250,000 shares of common stock to the former Chief Executive of the Company under the terms of a revised employment agreement. The agreed value of $42,500 for these shares was recorded in accrued liabilities at December 31, 2001. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act, and are subject to certain resale restrictions.

Securities authorized for issuance under equity compensation plans.

The Company has reserved a total of 1,895,000 common shares for issuance under its 1999 stock option plan.  The Company has granted a total of 1,800,000 (2001 - 1,600,000) stock purchase options under this plan, 1,700,000 (2001 - 1,575,000) of which remain outstanding at December 31, 2002.

The Company has reserved a total of 2,000,000 common shares for issuance pursuant to grants under the 2001 stock option plan.  The Company has granted a total of 1,400,000 (2001 - 865,000) stock options under the 2001 plan, 1,000,000 (2001 - 865,000) of which remain outstanding as at December 31, 2002.  750,000 of the stock options outstanding at December 31, 2002 were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter.

Both plans were approved in 2001 by the Company's shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,700,000	$0.59	1,195,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,700,000	$0.59	1,195,000

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8, with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2002, and the consolidated balance sheet data as of December 31, 2002 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Dohan & Company, CPA.'s, P.A., independent auditors. The consolidated statement of operations data for the year ended December 31, 2001, and the consolidated balance sheet data as of December 31, 2001 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Davidson and Company, independent auditors. The consolidated statement of operations data for the year ended December 31, 2000, are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Grant Thornton, independent auditors.

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

The consolidated statement of operations data for the years ended December 31, 1999, and the consolidated balance sheet data as of December 31, 2000, and 1999 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

		Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenue	$717,192	$1,734,322	$1,119,864	$--	$--
Cost of revenue	351,207	1,093,963	861,200	--	--
Gross profit (loss)	365,985	640,360	258,664	--	--
Operating expenses including interest	1,334,728	2,597,380	3,584,536	2,480,434	1,904
Interest and other income	35	1,821	36,880	125,901	100
Loss from continuing operations	(968,708)	(1,955,200)	(3,288,992)	(2,354,533)	(1,804)
Loss from discontinued operations	--	--	(45,899)	(554,107)	--
Net Loss	$(968,708)	$(1,955,200)	$(3,334,891)	$(2,908,640)	$(1,804)

Basic and diluted loss per share	$(0.09)	$(0.19)	$(0.33)	$(0.31)	$(0.01)
Weighted average common shares Outstanding	10,953,238	10,447,200	10,065,054	9,278,084	1,000,000

		Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,682	$14,028	$174,463	$3,382,529	$157,600
Working capital (deficit)	(1,299,148)	(1,054,578)	(428,256)	3,251,649	(1,804)
Total assets	1,823,821	2,599,563	2,715,258	4,990,371	157,600
Total liabilities	2,730,848	2,555,088	1,331,237	325,643	159,404
Long term obligations	1,395,000	1,125,974	377,136	9,494	--
Total stockholders' equity (deficit)	(907,027)	44,475	1,384,021	4,664,728	(1,804)

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

The majority of the Company's revenue in 2002 was derived from the sale of Internet advertising. The Company expects that such sales will continue to contribute a significant portion of the revenue for the foreseeable future.  The Company intends to continue to diversify its revenue sources so that it less dependent on a single revenue stream.  However, until other sources of reliable revenue can be achieved, the Company continues to be subject to the Internet advertising market. Sales of advertising remain the dominant source of revenue for the Company. There can be no assurances that the Company will be successful in diversifying its revenue base.

The Company has incurred significant losses since inception, and as of December 31, 2002 had an accumulated deficit of approximately $9,174,000. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations. The Company expects to continue to incur costs in order to build the business. There can be no assurances that the costs invested in building the business will result in profitable operations.

Moving forward, the Company will continue to control operating costs and look for ways to operate efficiently. The Company is working to settle old, outstanding accounts payable, so that it can move forward with a more stable financial footing.

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

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to our 2002 audited consolidated financial statements presented elsewhere in this report.  Note 2 summarize the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, the Company evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. The Company bases its estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.

Revenue Recognition

Revenue from the sale of advertising is recognized as the service is delivered on the website, as the advertising campaign or the impressions and clicks are made on the website. Revenue from advertising campaigns that span a number of months is recognized equally over the term of the campaign.

Impairment of Long-lived Assets

Management evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". These assets comprise mainly property and equipment, and the bingo.com domain name. The impairment review is performed by the Company, whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying value may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets' carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired.

SOURCES OF REVENUE AND REVENUE RECOGNITION

The Company generates the majority of its revenue from the sale of advertising on its website. We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable.

In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company barters portions of the unsold advertising impressions generated by its website in exchange for advertising in media properties owned by third parties. The Company records revenues and costs for such barter transactions at the market value of the advertising exchanged, with no net income or loss recognized. Barter revenue totaled $4,000 for the year ended December 31, 2002 and $372,000 for the year ended December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities " (SFAS 146), which addresses financial accounting and reporting associated with certain exit or disposal activities. Under SFAS 146, costs associated with certain exit or disposal activities shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002.  The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Fin 45 provides guidance on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and its recognition requirements are applicable for guarantees. The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation". This statement amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 146, "Consolidation of Variable Interest Entities" (FIN 46). Fin 46 requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. Fin 46 also requires disclosures about variable interest entities that the company is not required to consolidate, but which it has a significant variable interest. The Company is required to adopt the consolidation requirements of FIN 46 for variable interest entities created after January 2003. The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

PRIOR YEAR ADJUSTMENT

Debenture "A"

On April 16, 2001, the Company received a loan from and issued a secured convertible Debenture "A" to Redruth Ventures Inc., a British Virgin Islands corporation, for $750,000, and to Bingo, Inc., an Anguilla corporation, for $500,000 (collectively, "the Lenders"). T.M. Williams, The President and Chief Executive Officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc.

The Lenders received a total of 12,000,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the date of the Debenture "A". The Company did not account for the value of the warrants upon issuance of the Debenture "A" in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036.

The Company has restated the comparative prior periods presented in the December 31, 2002 consolidated statements of operations to reflect additional interest expense for the full discounted value of the warrants in the amount of $539,036, which will be amortized to interest expense over the next five years.

The total effect of the restatement was to increase interest expense by $76,363, increase debenture discount by $462,673and additional paid-in capital by $539,036 for the year ended December 31, 2001, increasing the net loss for the year from $1,878,837 to $1,955,200 and accumulated net deficit from $8,129,172 to $8,205,535. The interest expense and additional paid-in capital accounts in the comparative prior periods balance sheet, statement of operations, statement of changes in stockholders' equity and statement of cash flows have been restated for the effects of the adjustments.

RESULTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

            Revenue

Revenue decreased to $717,000 for the year ended December 31, 2002, a decrease of 55% over revenue of $1,734,000 for the same period in the prior year. This decrease can be explained generally by the downturn in the North American economy and the erosion of the market for Internet advertising. More specifically, the Company had fewer people focused on selling advertising, largely because of the restructuring of the business of the Company that took place during the previous year and the cancellation of the outside parties sales contracts effected during the second quarter of 2002. In addition there has been a downturn in Internet advertising by online gaming companies due to certain credit card companies no longer accepting online gaming transactions. Therefore many of these companies have reduced their online advertising expenditures at the bingo.com website.

            Cost of revenue

The Company recorded cost of revenue of $351,000 during the year ended December 31, 2002, a decrease of $743,000 or 68% compared to costs of $1,094,000 for the same period in the prior year. The gross margin improved to 51% in 2002 from 37% in 2001.

Cost of revenue consists primarily of commissions paid on the sale of advertising, the cost of hosting the website and the market value of advertising exchanged in barter transactions (see above). This decrease in cost of revenue in 2002 is due to fewer people focused on selling advertising therefore less commissions and fewer barter transactions than in the prior year.

            Sales and marketing expenses

Sales and marketing expenses dropped to $81,000 for the year ended December 31, 2002, a 59% decrease of $120,000 over 2001 expenses of $201,000. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs. All of these amounts decreased significantly in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling. Subsequent to May 2002 the Company has taken over the advertising, website hosting and ad serving itself.

We expect to continue to incur sales and marketing expenses to further our efforts to increase traffic to our web portal. These costs will include commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve revenue. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses decreased to $515,000 for the year ended December 31, 2002, a reduction of 67% over costs of $1,559,000 for the previous year. General and administrative expenses declined from the prior year as a result of Company management making great efforts to control operating costs in order to reduce administrative and other expenses. The Company did, however incur a one time penalty of $23,000 net from the cancellation of capital leases and settlement of outstanding debts.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses.

Depreciation and amortization

Depreciation and amortization includes depreciation of the Company's fixed assets, as well as amortization of the bingo.com domain name. The Company capitalized the cost of the purchase of the domain name and was amortizing the cost over five years from the date of commencement of operations. In 2002 the Company suspended the amortization of the domain name in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer permitted to amortize indefinite assets. Fixed assets are depreciated over the useful lives of the assets, ranging from three to five years. Depreciation decreased to $177,000 during the year ended December 31, 2002, a reduction over costs of 71% over costs of $611,000 during the prior year. 50% of this decrease related to the cancellation of the amortization of the domain name. The remaining 21% decrease in depreciation can be explained by the fact that the average age of the Company's assets being older in fiscal 2002, resulting in a lower depreciation base. Finally the decrease is additionally due to the write-down of capital assets during 2002.

Other income and expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and the amortization of the Debenture discount issued with Debenture "A" and Debenture "B". Interest expense increased to $292,000 for 2002, an increase of $84,000 (29%) over the prior year's expense of $201,000. The increase is attributable to interest on the debenture and the interest expense on the amortization of the debenture discount on the issue of the Debenture "A" and Debenture "B". The Company began drawing down the convertible debenture in April 2001, and interest began accruing on the drawdown amounts at the rate of 12% per annum, commencing on the drawdown date. The interest is payable on Debenture "A" in 2003 and on Debenture "B" in 2004.

            Income taxes

No income taxes were payable in 2002 or in 2001, as a result of the operating loss recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit at December 31, 2002 or at 2001. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

             Loss per share and net loss

The Company ended the year with a net loss of $969,000, a loss per share of $0.09, which is a 50% improvement over the prior year's net loss and loss per share of $1,955,000 and $0.19, respectively. 12% of the decrease is due the cancellation of the amortization of the Domain Name. The 38% reduction for the year ended December 31, 2002, is a result of the Company's efforts to cut spending and improve the overall financial performance.

 Years Ended December 31, 2001 and 2000

The year ended December 31, 2000 was our first year of generating revenue.

Total assets decreased to $2,308,384 as of December 31, 2001 compared to $2,715,258 at in 2000. The primary reason for this decrease was that cash resources were invested in the development of the operations during the year. No funds were raised through the issuance of common stock in 2001. However the Company did receive a debenture for $1,100,000. In 2001, we invested $191,072 in the development of Skill-Bingo, which was subsequently written off, and in acquiring office and computer equipment, compared to $544,593 in 2000. Our cash position decreased by $160,435 to $14,028 and our working capital position decreased to a deficit of $1,054,578 from working capital deficit of $428,256.

Of the $1,907,142 of total expenses for continuing operations for the year ended December 31, 2001, $1,558,677 was for general and administrative expenses associated with the operations of the Company. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees for preparation and review of our registration statement, insurance and other general corporate and office expenses. The balance of expenses included $85,000 for stock based compensation costs for our executive and corporate staff, and $224,063 for amortization of capital assets.

Sales and marketing expenses were $200,607 for the year ended December 31, 2001 and were $735,659 for the year ended December 31,2000. We incurred costs in 2000 for initial awareness advertising and for banner advertising for the Website. In 2001 the balance of marketing and advertising expenses consists of payroll and public relations.

We expect to continue to incur losses as we continue to build our operations. A loss of $45,899 was recorded for discontinued operations of the Antigua operation in 2000.

We had a net loss of $1,907,142 or $0.18 per share for the year ended December 31, 2001, compared to $3,334,891 or $0.33 per share for the year ended December 31, 2000. 2001 included net interest income of $1,821 and 2000 included net interest income of $29,101 on our surplus cash balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations.  As a result, the Company is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

The Company had cash and cash equivalents of $15,000 and a working capital deficiency of $1,299,000 at December 31, 2002. This compares to cash and cash equivalents of $14,000 and working capital deficiency of $1,055,000 at December 31, 2001. The deficiency has increased in fiscal 2002 because the Company has been unable to settle current liabilities as they come due. In addition the Company has received loans from T. M. Williams, the President and Chief Executive Officer of the Company to fund its working capital.

During the year ended December 31, 2002, the Company used cash of $83,000 in operating activities compared to using $647,000 in the prior year. The significant decrease in cash used for operations can be explained mainly by a large reduction in our operating loss in 2002 as the Company attempted to cut operating costs and reduce spending.

Net cash provided by financing activities was $373,000 in 2002, which compares to cash used of $1,067,000 in 2001. During the year ended December 31, 2001, the Company issued a secured convertible Debenture "A" in the amount of $1,250,000, of which $1,100,000 was advanced to the Company at December 31, 2001. During the year ended December 31, 2002 the remaining $150,000 of Debenture "A" was advanced to the Company. In addition the Company issued a convertible Debenture "B" for $145,000. The proceeds from the convertible debentures were used to fund working capital requirements and pay amounts due under the domain name contract payable. The outstanding principal advanced on the convertible Debenture "A" and convertible Debenture "B" bears interest at a rate of 12% per year, and the Debenture "A" is due on April 16, 2006, whilst Debenture "B" is due on July 2, 2006. The Debenture "A" is convertible into common stock of the Company at a conversion rate of $0.125 per share, whilst Debenture "B" is convertible into common stock of the Company at a conversion rate of $0.15 per share.

The Company used cash of $283,000 in investing activities in 2002, compared to using cash of $573,000 in the prior year. Cash was invested in the domain name rights, as payments of $197,000 (2001 - $362,000) were made. $185,000 final payment was made in accordance with the agreement for the minimum guaranteed Domain Name Purchase payments of the domain name rights and the remaining $12,000 related to payments based on the continuing 4% of the proceeding months gross revenue as defined in the amended agreement. (see Item 1 for details of agreement). The Company during the year ended December 31, 2002 acquired Bingo.com (UK) plc. for $61,000. The Company deems it in the best interest of the Company to acquire a subsidiary registered in the United Kingdom for the purpose of establishing a company in the United Kingdom for future expansion. The Company additionally acquired fixed assets valued at $85,000 (2001 - $23,000) During the year ended December 31, 2001 the Company acquired the BiG'r Bingo (Skill Bingo) game for a cost of $188,000. This cost was written off in 2002.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies.  We may not have sufficient cash and cash equivalents on hand to conduct our operations through 2003, and are substantially dependent, if the Company fails to generate sufficient funds, on continued funding from T. M. Williams, our President and Chief Executive Officer to continue operations. Although our cash flow is improving, we may need to obtain additional financing to grow our operations for the duration of 2003.

There can be no assurances that additional capital will be available when we need it on terms that we consider acceptable. The auditors' report on the Company's December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AUDIT COMMITTEE

The Company's Audit Committee is the Board of Directors. The audit committee met with the independent auditors on April 2, 2003 and approved the financials statements for the year ended December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2002, the Company had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. All financial liabilities are due within the next twelve months and are classified as current liabilities in the consolidated balance sheet included in this report, except for the Debenture "A", which are due April 2006 and Debenture "B" which are due July 2006. The fair value of all financial instruments at December 31, 2002 is not materially different from their carrying value.

The Company is exposed to foreign currency exchange risk due to the fact that the Company has operations in Canada and the United Kingdom. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar, British Pound Sterling or other foreign currencies and our reporting currency, the United States dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplementary Financial Information

Quarterly Results of Operations

The following tables present the Company's unaudited consolidated quarterly results of operations for each of our last eight quarters.  This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in Item 8 of this report.

		Three Months Ended
	March 31 2002	June 30 2002	September 30 2002	December 31, 2002
Revenue	$236,955	$179,449	$142,443	$158,345
Cost of revenue	157,027	100,107	30,693	63,380
Gross profit	79,928	79,342	111,750	94,965
Operating expenses and other income / expenses	278,405	483,876	258,060	314,352
Net loss from continuing Operations	$(198,477)	$(404,534)	$(146,310)	$(219.387)
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.02)
Weighted average common shares	10,854,608	10,854,608	10,997,465	11,104,608

		Three Months Ended
	March 31 2002	June 30 2002	September 30 2002	December 31, 2002
Revenue	$582,803	$475,064	$333,603	$342,852
Cost of revenue	463,890	243,960	143,573	242,540
Gross profit	118,913	231,104	190,030	100,312
Operating expenses and other income / expenses	880,896	676,549	610,258	427,856
Net loss from continuing Operations	$(761,983)	$(445,445)	$(420,228)	$(327,544)
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.04)	$(0.03)
Weighted average common shares	10,104,608	10,104,608	10,756,190	10,804,357

The financial statements of the Company and related schedules described under "Item 15. Financial Statements and Financial Statement Schedules," are included following this page.

BINGO.COM, Inc.

Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

Independent Auditors' Report                                                                                                              33

Consolidated Financial Statements

       Balance Sheets                                                                                                                             34

       Statements of Operations                                                                                                              35

       Statements of Stockholders' Equity (Deficiency)                                                                            36

       Statements of Cash Flows                                                                                                             37

       Notes to Consolidated Financial Statements                                                                                  38

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Bingo.com, Inc.

We have audited the accompanying consolidated balance sheet of Bingo.com, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Bingo.com, Inc. and Subsidiaries as of December 31, 2001 and 2000, were audited by other auditors whose reports dated March 15, 2002 and May 3, 2001, respectively, expressed an unqualified opinion on those statements. We also audited the adjustment described in Note 3 that was applied to restate the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $9,174,243. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ " Dohan & Company, CPA.'s"

Miami, Florida

April 10, 2003

BINGO.COM, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001 (Restated)

	2002	RESTATED 2001
Assets
Current assets:
Cash and cash equivalents	$14,682	$14,028
Accounts receivable, less allowance for doubtful accounts of $nil (2001 - $46,185)	5,294	351,330
Inventory	2,631	-
Prepaid expenses	14,093	9,178
Total Current Assets	36,700	374,536

Equipment (Note 4)	127,469	477,554

Other assets	29,675	27,559

Domain name rights (Note 5)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $3,116,929 (2001 - $2,787,568) (Note 10)	-	-

Warrants -Debenture discount	372,736	462,673
Total Assets	$1,823,821	$2,599,563

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$597,531	$785,817
Accounts payable - related party (Note 12)	151,075	84,843
Accrued liabilities	262,072	165,076
Unearned Revenue	12,500	-
Loan payable (Note 12)	197,134	45,385
Current portion of contract payable (Note 5)	-	184,772
Current portion of capital leases (Note 6)	115,536	163,221
Total Current Liabilities	1,335,848	1,429,114

Capital leases payable, net of current portion (Note 6)	-	25,974

Debenture payable (Note 7)	1,395,000	1,100,000
Total Liabilities	2,730,848	2,555,088

Commitments and contingencies (Note 6 and 9)

Stockholders' equity (deficiency) (Note 8):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 11,104,608 shares (2001 - 10,854,608)	11,105	10,855
Additional paid in capital	8,231,531	8,208,862
Accumulated deficit	(9,174,243)	(8,205,535)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	30,293
Total (Deficiency) Stockholders' Equity	(907,027)	44,475

Total Liabilities and Stockholders ' Equity (Deficiency)	$1,823,821	$2,599,563

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 (Restated) and 2000

	2002	RESTATED 2001	2000

Revenue	$713,192	$1,362,756	$820,384
Barter revenue (note 2)	4,000	371,566	299,480

Cost of revenue	351,207	1,093,963	861,200

Gross profit	365,985	640,359	258,664

Operating expenses:
Depreciation and amortization	177,006	611,147	536,419
General and administrative	514,806	1,558,677	1,988,666
Loss on disposal of equipment	260,531	16,716	154
Selling and marketing	81,320	200,607	735,659
Software and website development (Note 2)	8,916	-	268,296
Total operating expenses	1,042,579	2,387,147	3,529,194

Loss from continuing operations	(676,594)	(1,746,788)	(3,270,530)

Other income (expense):
Interest expense	(292,149)	(210,233)	(47,563)
Interest income	35	1,821	29,101

Loss before discontinued operations and income taxes	(968,708)	(1,955,200)	(3,288,992)

Loss from discontinued operations, net of tax (Note 11)	-	-	(45,899)

Loss before income taxes	(968,708)	(1, 955,200)	(3,334,891)

Income tax expense	-	-	-

Net Loss	$(968,708)	$(1, 955,200)	$(3,334,891)

Cumulative translation adjustment	(5,713)	35,942	(1,538)

Comprehensive Loss	$(974,421)	$(1, 919,258)	$(3,336,429)

Net loss per common share, basic and diluted (Note 2)	$(0.09)	$(0.19)	$(0.33)

Weighted average common shares outstanding, basic and diluted (Note 2)	10,953,238	10,447,200	10,065,054

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficiency)

Years ended December 31, 2002, 2001(Restated) and 2000

	Common stock					Accumulated Other Comprehensive income (loss)
	Shares	Amount	Additional paid-in capital	Shares allotted for issue	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' equity (deficiency)
Balance, December 31, 1999	9,916,668	$ 9,917	$ 7,347,803	$ 226,563	$ (2,915,444)	$ (4,111)	$ 4,664,728

Issuance of common stock, for services	189,000	189	290,874	(226,563)	-	-	64,500

Repurchase of common stock	(1,060)	(1)	(8,777)	-	-	-	(8,778)

Comprehensive loss:
Net loss	-	-	-	-	(3,334,891)	-	(3,334,891)
Cumulative translation adjustment	-	-	-	-	-	(1,538)	(1,538)
Balance, December 31, 2000	10,104,608	10,105	7,629,900	-	(6,250,335)	(5,649)	1,384,021

Stock based compensation	750,000	750	39,926	-	-	-	40,676

Issuance of Warrant "A"	-	-	539,036	-	-	-	539,036

Comprehensive loss:
Net loss (Restated, Note 3)	-	-	-	-	(1,955,200)	-	(1, 955,200)
Cumulative translation adjustment	-	-	-	-	-	35,942	35,942
Balance, December 31, 2001 (Restated)	10,854,608	10,855	8,208,862	-	(8,205,535)	30,293	44,475

Stock based compensation	250,000	250	10,000	-	-	-	10,250

Mark to market of variable stock options	-	-	(21,000)	-	-	-	(21,000)

Issuance of Warrants "B"	-	-	20,423	-	-	-	20,423

Issuance of officer stock option	-	-	13,246	-	-	-	13,246

Comprehensive loss:
Net loss	-	-	-	-	(968,708)	-	(968,708)
Cumulative translation adjustment	-	-	-	-	-	(5,713)	(5,713)
Balance, December 31, 2002	11,104,608	$ 11,105	$ 8,231,531	$ -	$ (9,174,243)	$ 24,580	$ (907,027)

  See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 (Restated) and 2000

	2002	RESTATED 2001	2000
Cash flows from operating activities:
Net loss	$(968,708)	$(1,955,200)	$(3,334,891)
Items not involving cash:
Stock based compensation	2,496	85,000	64,500
Depreciation and amortization	177,006	611,147	536,419
Domain name purchase payments	12,023	-	-
Loss on disposal of discontinued operations	-	-	45,899
Amortization of Warrants - Debenture discount	110,360	76,363	-
Loss on disposal of equipment	260,531	16,716	154
Changes in operating assets and liabilities:
Accounts receivable	346,037	(82,481)	(200,946)
Prepaid expenses	(4,915)	41,950	(5,384)
Note receivable	-	31,405	2,931
Inventory	(2,631)	-	-
Other assets	(2,116)	9,727	-
Accounts payable and accrued liabilities	(25,835)	518,656	236,268
Unearned Revenue	12,500	-	-
Net cash used in operating activities	(83,252)	(646,717)	(2,655,050)

Cash flows from investing activities:
Acquisition of Equipment	(84,263)	(23,088)	(119,629)
Acquisition of Skill- Bingo game	-	(188,348)	-
Acquisition of Bingo.com (UK) plc. (Note 14)	(61,440)	-	-
Cash acquired from subsidiary undertakings	59,026	-	-
Payments on domain name contract payable	(196,795)	(361,869)	(187,859)
Net cash used in investing activities	(283,472)	(573,305)	(307,488)

Cash flows from financing activities:
Issue of debenture payable	295,000	1,100,000	-
Capital lease repayments	(73,659)	(78,320)	(181,300)
Proceeds from loans and notes payable	151,750	168,385	-
Repayment of loans and notes payable	-	(123,000)	(53,912)
Repurchase of common stock	-	-	(8,778)
Net cash provided by (used in) financing activities	373,091	1,067,065	(243,990)

Effect of exchange rate changes on cash and cash equivalents	(5,713)	(7,478)	(1,538)
Net increase (decrease) in cash and cash equivalents	654	(160,435)	(3,208,066)

Cash and cash equivalents, beginning of year	14,028	174,463	3,382,529
Cash and cash equivalents, end of year	$14,682	$14,028	$174,463

Supplementary information:
Interest paid	$28,916	$71,291	$47,563
Income taxes paid	$-	$-	$-
Non-cash transactions:
Barter transactions	$4,000	$371,566	$299,480
Acquisition of domain name	$-	$-	$734,500
Non-cash financing activities:
Value assigned on issuance of stock options	$(2,000)	$(40,000)	$64,500
Equipment acquired through capital lease	$-	$-	$424,998
Issuance of common stock for services	$10,250	$125,000	$226,563

   See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

1.      Introduction:

Nature of business

Bingo.com, Inc. (the "Company") was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc.  The Company is in the business of providing games and entertainment based on the game of bingo through its Internet portal, www.bingo.com.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses and incurred negative cash flow from operations in the last three years, and has an accumulated deficit of $9,174,243 at December 31, 2002.  As of the date of these financial statements, the Company has utilized substantially all of its available funding.

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

 2.       Summary of significant accounting policies:

     (a)    Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The financial statements include the accounts of the Company's wholly-owned subsidiaries, Bingo.com (Canada) Enterprises Inc., Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp and the 99% owned subsidiary, of Bingo.com (UK) plc.  All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

    (b)    Use of estimates:

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.  Significant areas requiring the use of estimates include the valuation of long-lived assets, the collectibility of accounts receivable and the valuation of future deferred tax assets.  Actual results may differ significantly from these estimates.

    (c)    Revenue recognition:

         (i)  Advertising revenue:

During the year ended December 31, 2001, revenue related to advertising sold by the Company's sales force has been recognized as the advertising campaign or impressions and clicks are made on the website, when the service is delivered.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

2.      Summary of significant accounting policies (Continued):

    (c)    Revenue recognition: (Continued)

Effective September 1, 2001, the Company contracted with an Internet marketing company to sell advertising on its website directly to corporate customers or through advertising agencies.  The Company received a minimum monthly fee of $112,000 in connection with this contract and the minimum fee was recognized as revenue on a monthly basis.

This agreement was cancelled effective January 31, 2002.  Between the end of January 2002 and May 21, 2002, the Company and Internet marketing company operated under the terms of a verbal arrangement. This verbal arrangement was terminated effective May 21, 2002. Under the terms of the verbal arrangement, the Internet marketing company provided website management, marketing and Internet advertising services for the Company in exchange for a commission equal to 50% of the revenue generated by the Company's www.bingo.com web portal.  Advertising revenues have been recognized as the advertising campaign or impressions and clicks that were made on the website.

Since May 21, 2002 the Company has managed its own sales of advertising, website hosting and ad serving. Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured.

        (ii)    Barter revenue:

In 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions".  EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions.

The Company bartered portions of the unsold advertising impressions generated by its website for advertising in media properties owned by third parties. The Company recorded revenues and costs for such barter transactions, with no net income or loss recognized. Barter revenue was $4,000 for the year ended December 31, 2002 (2001 - $371,566, 2000 - $299,480).

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

The functional currency of the Company's wholly-owned Canadian and United Kingdom subsidiaries is the Canadian dollar and British Pound Sterling respectively. These financial statements are translated into US dollars using the exchange rate at the balance sheet date for assets and liabilities. Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as the foreign currency translation adjustment in stockholders' equity and included in other comprehensive loss.

    (e)    Cash and cash equivalents:

The Company considers all short-term investments with a term to maturity at the date of purchase of three months or less to be cash equivalents.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

2.      Summary of significant accounting policies (Continued):

    (f)      Inventory

Inventory is stated at the lower of cost or market value. It consists of products, such as t-shirts, to sell from our online store.

    (g)    Equipment:

Equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for annually over the following periods :

                         Equipment and computers                             3 years

                         Website and software development             3 years

                         Furniture and fixtures                                      5 years

The Company has adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.  The Company did not capitalize any software development costs during the year ended December 31, 2002 (2001 - $188,348).

The Company has adopted EITF 00-2 "Accounting for Web Site Development Costs". EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the website, graphics, content, and operating expenses. EITF 00-2 is effective for website development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 in 2000, and all website development costs for periods subsequent to June 30, 2000, have been expensed as operating costs. No website development costs were capitalized for the periods ending December 31, 2002 or 2001.

    (h)    Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2002 totaled $2,000 (2001 - $6,258, 2000 - $44,558).

    (i)      Stock-based compensation:

The Company accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  This practice is allowed under the provisions of SFAS No. 123.  As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  In accordance with SFAS 123, since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented as if the options had been valued at their fair values.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."   The Company adopted FIN 44, effective July 1, 2000, with respect to certain provisions applicable to new awards, options repricings, and changes in grantee status.  FIN 44 addresses practice issues related to the application of APB 25.   The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The measurement date used is the earlier of either the performance commitment date or the date at which the equity instrument holder's performance is complete.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

2.      Significant accounting policies (Continued):

    (i)      Stock-based compensation: (Continued)

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123, the Company's net loss and basic loss per share would have been adjusted as follows:

	2002	RESTATED 2001	2000
Loss for the period - as reported	$(968,708)	$(1,955,200)	$(3,334,891)
Loss for the period - pro forma	(966,148)	(2,115,073)	(3,922,847)
Basic loss per share - as reported	(0.09)	(0.19)	(0.33)
Basic loss per share - pro forma	(0.09)	(0.20)	(0.39)
Weighted average fair value of options granted during year	0.00	0.18	0.45

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Expected dividend yield	-	-	-
Expected stock price volatility	163 - 188%	184 - 188%	117%
Risk-free interest rate	1.7 - 1.8%	2.5 - 3.7%	5.0%
Expected life of options	5 years	5 years	5 years

             (j)    Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". At December 31, 2002, the only long-lived assets reported on the Company's consolidated balance sheet are equipment and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

    (k)    Comprehensive income:

Comprehensive income consists of net loss and foreign currency translation adjustments that are separately presented in the consolidated statements of stockholders' equity (deficiency).

    (l)      Income taxes:

The Company follows the asset and liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current period.  Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

2.      Significant accounting policies (Continued):

    (l)      Income taxes: (Continued)

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled.  The effect on future tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  A valuation allowance is recorded for future tax assets when it is not more likely than not that such future tax assets will be realized.

    (m)    Net loss per share:

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

       (n)      Domain name:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer required to amortize indefinite assets but instead test the indefinite intangible asset for impairment at least annually.  The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name was tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that no impairment existed.

     (o)    Business Combinations:

In June, 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting.  SFAS No. 141 is effective for business combinations completed after June 30, 2001.

    (p)      New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities " (SFAS 146), which addresses financial accounting and reporting associated with certain exit or disposal activities. Under SFAS 146, costs associated with certain exit or disposal activities shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002.  The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others" (FIN 45). Fin 45 provides guidance on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and its recognition requirements are applicable for guarantees. The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

2.      Significant accounting policies (Continued):

    (p)      New Accounting Pronouncements (Continued)

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation". This statement amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 146, "Consolidation of Variable Interest Entities" (FIN 46). Fin 46 requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. Fin 46 also requires disclosures about variable interest entities that the company is not required to consolidate, but which it has a significant variable interest. The Company is required to adopt the consolidation requirements of FIN 46 for variable interest entities created after January 2003. The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

    (q)     Financial Instruments

            (i) Fair values:

The fair value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments.

The financial statement carrying amount of the debentures payable at December 31, 2002, reflects the market value to the Company for the debt.

           (ii) Foreign Currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

    (r)     Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.   Prior Period Adjustment:

    Debenture "A"

On April 16, 2001, the Company received a loan from, and issued a secured convertible Debenture "A" to, Redruth Ventures Inc., a British Virgin Islands corporation, for $750,000, and to Bingo, Inc., an Anguilla corporation, for $500,000 (collectively, "the Lenders"). A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

3.   Prior Period Adjustment: (Continued)

The Lenders received a total of 12,000,000 common stock purchase warrants, with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the date of the Debenture "A". The Company did not account for the value of the warrants upon issuance of the Debenture "A" in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036.

The Company has restated the comparative prior periods presented in the December 31, 2002 consolidated statements of operations to reflect additional interest expense for the full discounted value of the warrants in the amount of $539,036, which will be amortized to interest expense over the next five years.

The total effect of the restatement was to increase interest expense by $76,363, increase debenture discount by $462,673 and additional paid-in capital by $539,036 for the year ended December 31, 2001, increasing the net loss for the year from $1,878,837 to $1,955,200 and accumulated net deficit from $8,129,172 to $8,205,535. The interest expense and additional paid-in capital accounts in the comparative prior periods balance sheet, statement of operations, statement of changes in stockholders' equity and statement of cash flows have been restated for the effects of the adjustments.

The effects on the Income statement for the year ending December 31, 2001 were as follows:

	As Reported	Adjustment	As Restated
Revenue	$1,362,756	$-	$1,362,756
Barter revenue	371,566	-	371,566
Cost of revenue	1,093,963	-	1,093,963
Gross profit	640,359	-	640,359
Operating expenses:
Depreciation and amortization	611,147	-	611,147
General and administrative	1,558,677	-	1,558,677
Loss on disposal of equipment	16,716	-	16,716
Selling and marketing	200,607	-	200,607
Total operating expenses	2,387,147	-	2,387,147
Loss before interest and income taxes	(1,746,788)	-	(1,746,788)
Other income (expense):
Interest expense	(133,870)	(76,363)	(210,233)
Interest income	1,821	-	1,821
Loss before income taxes	(1,878,837)	(76,363)	(1,955,200)
Income tax expense	-	-	-
Loss for the year	$(1,878,837)	$(76,363)	$(1,955,200)
Net loss per common share, Basic and diluted	$(0.18)	$(0.01)	$(0.19)

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

3.   Prior Period Adjustment: (Continued)

The effects on the balance sheet as of December 31, 2001 were as follows:

	As Reported		Adjustment	As Restated
ASSETS
Total current assets	$374,536	$		$374,536
Fixed assets	477,554		-	477,554
Other assets	27,559		-	27,559
Domain name rights	1,257,241		-	1,257,241
Warrants - Debenture discount	-		462,673	462,673
Total Assets	$2,136,890		$462,673	$2,599,563

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Total current liabilities	$1,429,114		$-	$1,429,114
Capital leases payable, net of current portion	25,974		-	25,974
Debenture payable	1,100,000		-	1,100,000
Total Liabilities	2,555,088		-	2,555,088

Stockholders' equity (deficiency)
Common stock $0.01 par value	10,855		-	10,855
Additional paid in capital	7,669,826		539,036	8,208,862
Accumulated deficit	(8,129,172)		(76,363)	(8,205,535)
Accumulated other comprehensive loss: Foreign currency translation adjustment	30,293		-	30,293
Total Stockholders' equity (deficiency)	(418,198)		462,673	44,475
Total Liabilities and Stockholders' equity (deficiency)	$2,136,890		$462,673	$2,599,563

 4.  Equipment:

2002	Cost	Accumulated depreciation	Net book value

Equipment and computers	$600,160	$479,562	$120,598
Website and software development	1,073	-	1,073
Furniture and fixtures	6,103	305	5,798
	$607,336	$479,867	$127,469

2001	Cost	Accumulated depreciation	Net book value

Equipment and computers	$736,508	$452,552	$283,956
Website and software development	194,421	15,696	178,725
Furniture and fixtures	32,372	17,499	14,873
	$963,301	$485,747	$477,554

5.  Domain name rights and contract payable:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a deemed value of $2.00 per share. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payments commitments were completed on June 30, 2002.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

5.  Domain name rights and contract payable: (Continued)

During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002 the Company suspended the amortization of the domain name in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer permitted to amortize indefinite assets.

Capitalized domain name rights are $1,257,241 at December 31, 2002 (2001 - $1,257,241). As per SFAS 142 there is no accumulated amortization for the year ended December 31, 2002.  (2001 - $677,259). Payments made relating to this contract totaled $196,795 during the year ended December 31, 2002 (2001 - $361,869), of which $185,000 related to the final payment made in accordance with the agreement for the minimum guaranteed domain name purchase payments of the domain name rights and the remaining $12,023 related to payments based on the continuing 4% of the proceeding months gross revenue as defined in the amended agreement.

6.   Capital lease obligations:

Future minimum lease payments under capital leases for software and website equipment are as follows:

	2002	2001
Year ending December 31,
2002	$-	$170,765
2003	117,042	27,480
Future minimum lease payments	117,042	198,245
Less: amount representing interest	(1,506)	(9,050)
Balance of obligation	115,536	189,195
Less: due within one year	(115,536)	(163,221)
Long-term obligation under capital leases	$-	$25,974

The timing of the minimum lease payments detailed above is based on the provisions of the original lease agreements.

7.   Debenture payable:

Debenture "A"

On April 16, 2001, the Company received a loan and issued a secured convertible Debenture "A" for $1,250,000. Bingo, Inc has subsequently acquired Debenture "A" in its entirety. Under the terms of the Debenture "A" interest shall accrue on the outstanding principal amount of Debenture "A" at the rate of 12% per annum from the issuance date through April 16, 2003, at which time the interest will become payable.  Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006.  All principal, accrued but unpaid interest, and any other amounts are payable at maturity on April 16, 2006.

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock.  Any amounts remaining unpaid on the Debenture "A" on the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date.  Any common stock of the Company delivered to the Holders in payment of the Debenture "A" will be valued at $0.25 per share.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

7.   Debenture payable: (Continued)

The Holders of the Debenture "A" have the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the Debenture "A" into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the Debenture "A". The common stock that would be issued upon conversion of the Debenture "A" will be subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 (the "Exchange Act").  The Debenture "A" is secured by all assets of the Company.

The Holders of the Debenture "A" received a total of 12,000,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the date of the Debenture "A".

The discounted value of the warrants will be amortized to interest expense over the next five years. The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $107,807 for the year ended December 31, 2002. (2001 - $76,363)

Effective as at the end of business on May 21, 2002, a debenture holder agreed to surrender for cancellation all of the 7,200,000 Warrants issued to them in connection with Debenture "A", in exchange for unused advertising inventory on the bingo.com website.

As of the date of this report, none of the Warrants have been exercised, and with the surrender for cancellation of all of the 7,200,000 warrants issued to a debenture holder, there remains 4,800,000 warrants outstanding under this Debenture "A".

Debenture "B"

On July 2, 2002 the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc.

Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006.

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any amounts remaining unpaid on the Debenture "B" at the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date. Any common stock of the Company delivered to the holders of Debenture "B" in payment of Debenture "B" will be valued at $0.25 per share.

The Holders of the Debenture "B" have the right, but not the obligation, to elect to convert all, or part, of the outstanding principal amount of Debenture "B" into shares of the Company's common stock at a conversion price of $0.15 per share until the third anniversary date of the Debenture "B". The common stock that would be issued upon conversion of Debenture "B" will be subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 ("The Exchange Act").

The holders of the Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "B" are exercisable for a period of three years from the date of Debenture "B". Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. .. Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

7.   Debenture payable: (Continued)

The estimated discount value of the warrants will be amortized to interest expense over the next four years. Bingo, Inc. has the potential to become the largest single shareholder and a majority shareholder in the Company should Bingo, Inc. elect to convert any or all of the principal amount of Debenture "A" and its share of Debenture "B" into shares of the Company's common stock, or if the Company elects to repay the principal amount outstanding, and any accrued interest, in shares of the Company's common stock pursuant to the terms of Debenture "A" and Debenture "B".

 8.      Stockholders' equity:

    (a) Common stock issuances:

During the year ended December 31, 2002 the Company issued 250,000 shares of common stock to the former Chief Executive of the Company under the terms of a revised employment agreement. The agreed value of $42,500 for these shares was recorded in accrued liabilities at December 31, 2001.

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

The Company has granted a total of 1,800,000 (2001 - 1,600,000) stock purchase options under this plan, 1,700,000 (2001 - 1,575,000) of which remain outstanding at December 31, 2002.

  (ii) 2001 stock option plan:

During the year ended December 31, 2001, the Company's Board of Directors adopted the 2001 stock option plan. The Company has reserved a total of 2,000,000 common shares for issuance under the 2001 stock option plan.  The plan provides for the granting of incentive and non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

The Company has granted a total of 1,400,000 (2001 - 865,000) stock purchase options under the 2001 plan, 1,000,000 (2001 - 865,000) of which remain outstanding as at December 31, 2002.  Of the options outstanding at December 31, 2002, a total of 750,000 were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 108,000 (2001 - 26,500) of these common stock purchase options had vested at December 31, 2002.

 Subsequent to the year ended December 31, 2002, the Company issued an additional 125,000 stock purchase options under the 2001 plan at $0.05.   The options vest 10% at grant date, 15% one year following the grant date and 2% per month starting thirteen months after the grant date. In addition after the year ended December 31, 2002, 25,000 stock purchase options were cancelled.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

 8.      Stockholders' equity: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2002, 2001 and 2000 are as follows:
	Number of shares	Weighted average exercise price
Options outstanding, December 31, 1999	1,000,000	$3.74

Granted (including repriced options)	1,310,000	0.63
Exercised	-	-
Cancelled/forfeited or repriced	(800,000)	3.93
Outstanding, December 31, 2000	1,510,000	0.95

Granted (including repriced options)	940,000	0.30
Exercised	-	-
Cancelled/forfeited or repriced	(10,000)	0.88
Outstanding, December 31, 2001	2,440,000	0.70

Granted (including repriced options)	735,000	0.05
Exercised	-	-
Cancelled/forfeited or repriced	(475,000)	0.30
Outstanding, December 31, 2002	2,700,000	$0.59

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2002:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$0.05	585,000	58,500	July 12, 2007
0.15	150,000	150,000	September 21, 2006
0.30	300,000	300,000	September 21, 2006
0.30	165,000	49,500	October 15, 2006
0.44 to 0.75	1,100,000	1,100,000	August 31, 2003
0.76 to 3.00	400,000	400,000	December 1, 2004
	2,700,000	2,058,000

During the year ended December 31, 2002, the Company recorded non-cash compensation expense of $13,245 (2001 - $nil, 2000 - $64,500) relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company, in accordance with FASB 123, Accounting for Stock-based Compensation.

During the year ended December 31, 2002 the Company recorded a non-cash reduction of compensation expense totaling $21,000 (2001 - $40,000) in connection with common stock purchase options that were repriced in 2001.  The Company is accounting for the repriced options in accordance with FIN 44.

     (c)      Warrants:

Warrant "A"

During 2001, the Company issued a total of 12,000,000 stock purchase warrants in connection with the Debenture "A" financing described in note 8.  Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.  The warrants expire on April 16, 2004. Using the Black-Scholes model, the warrants have an estimated value of $539,036, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036.

As of the date of this report, none of the Warrants have been exercised, and with the surrender for cancellation of all of the 7,200,000 warrants issued to Redruth Ventures Inc., there remains 4,800,000 Warrants outstanding under this debenture.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

 8.      Stockholders' equity: (Continued)

Warrant "B"

During the year ended December 31, 2002, the Company issued a total of 580,000 stock purchase warrants in connection with the Debenture "B" financing described in note 8.  Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.  The warrants expire on July 2, 2005. Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. . Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423.

9.  Operating leases:

The Company leases office facilities in Vancouver, British Columbia, Canada under an operating lease agreement that expires on September 29, 2005.  Minimum lease payments under this operating lease are approximately as follows:

2003	$29,000
2004	29,000
2005	21,750

The Company paid rent expense totaling $22,683 for the year ended December 31, 2002 (2001 -$67,437, 2000 - $113,369).

10.  Income taxes:

Income tax benefit attributable to losses from United States of America operations was $nil for the years ended December 31, 2002, 2001 and 2000, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2002	RESTATED 2001		2000
Computed "expected" tax benefit	$329,360	$664,768		$1,133,864
Increase (reduction) in income taxes resulting from Income taxes in a higher tax jurisdiction	(193,834)	(264,185)		(349,112)
Other	(2,775)	(4,035)		(6,079)
Change in valuation allowance	(132,751)	(396,548)		(778,673)
	$-	$-	$	- -

The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Net operating loss carry forwards	$3,346,803	$2,993,179

Total gross deferred tax assets	$3,346,803	$2,993,179

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

10.  Income taxes: (Continued)

The valuation allowance for deferred tax assets as of December 31, 2002 and 2001, was $3,346,803 and $2,993,179, respectively.  The net change in the total valuation allowance for the years ended December 31, 2002 and 2001, was an increase of $329,360 and $664,768, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $9,500,000 prior to the expiration of the net operating loss carryforwards, which begin expiring in 2014.

11.      Discontinued operations:

In January 2000, the Company announced that it had discontinued and wound-up its Antigua based Internet gaming operations. The financial statements for the year ended December 31, 2000, were adjusted to include the effects of reclassification of the discontinued operation. In addition, the Company recorded a provision of $60,000 for on-going costs associated with the wind-up. The provision was applied to the 2000 operating expenses for the Antigua operations.

The balance sheet as of December 31, 2000, included the following amounts applicable to the Antigua operations:

Current assets	$3,710
Capital assets, net of accumulated depreciation	40,395
Other assets	905
Current liabilities	16,344
Non-current liabilities	-

12.  Related party transactions:

The Company has received total loans of $154,626 (2001 - $45,385) from a current director and officer during the year ended December 31, 2002. This loan is made up as follows:

   (i) $121,931 (2001 - $45,385). This loan has no fixed repayment terms and is non-interest bearing.

  (ii) $32,695 related to half of the purchase price for the acquisition of Bingo.com (UK) plc. The balance of the purchase price plus interest was to be paid no later than six months after the Effective Date. After December 31, 2002, this was extended for an additional six months. Interest accrues on the outstanding amount at the rate of 5% per annum.

During the year ended December 31, 2002, the Company received a loan for $42,508 (2001 - $nil) from a company owned by a current director and officer of the Company during the year ended December 31, 2002. Interest accrues on the outstanding amount at the rate of 7% per annum.

In addition the Company has a liability for $151,075 (2001 $84,843) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

On April 16, 2001, the Company issued a $500,000 face amount of secured convertible Debenture "A" to Bingo Inc. (note 8), an Anguilla corporation.  Effective May 21, 2002 Bingo Inc. acquired $750,000 of the Debenture "A" from an unrelated party. On July 2, 2002 Bingo Inc. acquired a $50,000 convertible Debenture "B".  A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. However the director did not hold an office in the Company at the time Debenture "A" agreement was entered into by the Company in 2001. The Company has accrued interest payable to Bingo, Inc. of $206,694 (2001 - $25,032) on Debenture "A" and $3,008 on Debenture "B".

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B".

Payments made to Bingo, Inc. in relation to the Domain name purchase payment totaled $196,795 during the year ended December 31, 2002 (2001 - $361,869), of which $185,000 related to the final payment made in accordance with the agreement for the minimum guaranteed domain name purchase payments of the domain name rights and the remaining $12,023 related to payments based on the continuing 4% of the proceeding months gross revenue as defined in the amended agreement, of which $6,327 was due at December 31, 2002.

A former director of the Company, who resigned during the year ended December 31, 2002, was a director of two companies with which the Company conducted  business during the recently completed financial year. Sales of $121,000 and expenses of $84,000, relating to web hosting, advertising and license fee for "Skill Bingo", were incurred during the period the director held office in the Company.

13.      Segmented information:

The Company operates in one business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by selling advertising on the website.  The revenue for the three years ended December 31, 2002, has been derived primarily from business in the United States of America.

14. Business Acquisitions

All business acquisitions have been accounted for using the purchase method. The Company's consolidated results of operations include the operating results of the acquired company (Bingo.com (UK) plc.) from its acquisition date of August 15, 2002. Acquired assets and liabilities were recorded at their estimated fair market value at the acquisition date and the aggregate purchase price plus the cost directly attributable to the acquisitions has been allocated to the assets and liability acquired.

On August 15, 2002 (note 12) ("the Effective Date"), the Company, in a related party transaction, acquired from a director and officer of the Company, 99% of the share capital of Bingo.com (UK) plc. for $61,440.

Under the terms of the Purchase agreement the Company paid half the purchase price on the Effective Date. The balance of the purchase price plus interest will be paid no later than six months after the Effective Date. This was extended after year end for a further six months. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

The balance sheet of Bingo.com (UK) plc. as at August 15, 2002 included the following amounts:

Current assets	$59,026
Current liabilities	(777)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 26, 2003, the Board of Directors of Bingo.com, Inc. (the "Company") approved the appointment of Dohan & Company, CPA's, P.A., . ("Dohan") of Miami, Florida, as our new independent auditors effective March 27, 2003 and the termination of Davidson & Company ("Davidson") as the principal accountant engaged to audit the Company's financial statements.  The change in the Company's certifying accountant was due to the Company requiring a United States registered accountant is needed to audit our financial statements.  During the year ended December 31, 2001 and from the date of appointment of Davidson as the Company's independent accountant on August 7, 2001 and through the date of this report, (i) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) we did not and nobody on our behalf has consulted Dohan regarding any of the accounting and auditing matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The report of Davidson on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding our ability to continue as a going concern. The change of Davidson was effective as of March 27, 2003, was approved by our directors, and was not due to any disagreement between us and Davidson.

During the year ended December 31, 2001, and from the date of appointment of Davidson as the Company's independent accountant on August 7, 2001, and the subsequent interim periods preceding Davidson's dismissal, there were no disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Davidson's, would have caused Davidson to make reference to the subject matter of the disagreement in connection with its report.  We have authorized Davidson to respond fully to any subject matter with respect to our financial statements.

We have not been advised by Davidson of any of the following:

a)         lack of internal controls necessary for us to develop reliable financial statements;

b)         any information that has come to the attention of our independent accountants that has lead them to no longer rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management;

c)         any need to expand significantly the scope of their audit or information that has come to their attention during the fiscal years prior to and preceding the change in independent accountants that, if further investigated, would:

(i)         materially impact the fairness or reliability of the previously issued independent accountants' report or the financial statements issued or covering such period; or

(ii)        cause Davidson to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the dismissal of Davidson or any other reason, Davidson did not so expand the scope of the audit or conduct such further investigation; or

d)         any information that has come to the attention of Davidson that has lead them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two fiscal years prior to and preceding the change in the independent accountants (including information that, unless resolved, to the satisfaction of such independent accountant, would prevent it from rendering an unqualified audit report on those financial statements ) and due to the dismissal of Davidson or any other reason, any issue has not been resolved to such independent accountants satisfaction prior to the dismissal of Davidson.

The Company provided Davidson with a copy of the letter addressed to the Securities and Exchange Commission ("Commission"). prior to filing it with the Commission. The Company requested that Davidson furnish the Company with a letter to the Commission stating whether Davidson agrees with the foregoing disclosure. On August 7, 2001, Grant Thornton LLP, ("Grant Thornton") the Company's former principal accountants previously engaged to audit the Company's financial statements were dismissed, which lead to the appointment of Davidson as principal accountants to replace Grant Thornton.  This change was made in connection with the relocation of the Company's executive offices to Vancouver, British Columbia.  The Company's board of directors approved the engagement of Davidson.

The audit report of Grant Thornton on the Company's financial statements for the fiscal year ending December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty. The change of Grant Thornton was effective as of August 7, 2001, was approved by our directors, and was not due to any disagreement between Grant Thornton and us.

In connection with the audit of the fiscal year ending December 31, 2000, including the subsequent interim periods prior to August 7, 2001, the date of Grant Thornton's termination, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Davidson's, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal year ending December 31, 2000, and from the date of appointment of Grant Thornton as the Company's independent accountant on July 24, 2000, and the subsequent interim periods preceding Grant Thornton's dismissal, the Company (or anyone on its behalf) did not consult with Davidson regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Davidson in respect to these matters during the time periods detailed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name

Age

Position

T. M. Williams	63	President and Chief Executive Officer and Chairman of our Board of Directors
P. A. Crossgrove	65	Director
H. W. Bromley	33	Chief Financial Officer

T. M. Williams has served as our President and Chief Executive Officer and Chairman since August 20, 2001.  Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation, a private consulting firm, and since 1993, he has been an Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Since 1993, Mr. Williams has also been the Managing Partner of CEG, AVC and PEG Partnerships, created to invest in entertainment software worldwide.  Mr. Williams is a director of YM Biosciences, Inc. (a biotechnology company) and CellStop International Limited (a security manufacturing company).

P. A. Crossgrove has served as one of our Directors since September 2001. Mr. Crossgrove is currently the Chairman of Premdor Inc. (a door manufacturing company), a position he has held since June 1997. From 1994 to 1997, he was the President and Chief Executive Officer of Southern Africa Minerals (an investment holding company). Mr. Crossgrove was also the President and Chief Executive Officer of Itco Properties Ltd. (a real estate development and management company) from 1982 to 1992 and Vice-Chairman of Placer Dome Inc. (a mining company) in 1993 and 1994. Mr. Crossgrove is a director of a number of other Canadian and U.S. public companies, including: QLT Inc. (a biotechnology and pharmaceutical company), American Barrick Gold Corp. (a mining company), United Dominion Industries Ltd. (an industrial equipment company), Dundee Realty Corporation (a real estate company) and Philex Gold Inc. (a gold mining company).

H. W. Bromley, has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 to 1999 he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC and Gerrard. Mr. Bromley is a Chartered Accountant.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have two directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders. There are no family relationships between any of the officers and directors of the Company.

Committees of our Board of Directors

We currently do not have any committees of our Board of Directors. The full Board of Directors fulfills the role of the Audit Committee.

 Board of Directors Meetings

The Company's Board of Directors met in person once during the last fiscal year on August 5, 2002, and it regularly approves all actions required by consent resolutions.

DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific Company business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors.

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

The Company's officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements, except for S. Murphy (a greater than ten percent stockholder) who failed to comply with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table describes the compensation the Company paid to our Chief Executive Officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T. M. Williams - President and CEO (1)	2002	43,500	-	-	-		-
	2001	80,000	-	-	-	150,000	-
	2000	-	-	-	-		-

(1)    All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

There were no stock options granted to the executive officers during the fiscal year ended December 31, 2002. No stock options were exercised by any our executive officers during the fiscal year ended December 31, 2002.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2002, options to purchase a total 1,700,000 shares remained outstanding at exercise prices ranging from $0.15 to $1.45 per share. Options to purchase 195,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 2,000,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2002, options to purchase a total 1,000,000 shares remained outstanding with exercise prices ranging from $0.05 to $0.30 per share. Options to purchase 1,000,000 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2002. Subsequent to year ended December 31, 2002, the Company granted 125,000 stock options at $0.05 a share and cancelled 25,000 stock options.

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

The 1999 Stock Option Plan may be granted to employees and to such other persons who are not employees as determined by the 1999 Stock Option Plan administrator (the "Administrator").  In determining the number of shares of the Company's Common Stock subject to each option granted under the 1999 Stock Option Plan, consideration is given to the present and potential contribution by such person to the success of the Company.  The exercise price is determined by the Administrator, provided that the exercise price for any covered employee (as that term is defined for the purposes of Section 162(m) (3) of the Internal Revenue Code of 1986 as amended (the "Code"), may not be less than the fair market value per share of the Common Stock at the date of grant by the Administrator.  Each option is for a term not in excess of ten years except in the case of the death of an optionee, in which case the option is exercisable for a maximum of twelve months thereafter, or in the case of an optionee ceasing to be a participant under the 1999 Stock Option Plan for any reason other than cause or death, in which case the option is exercisable for a maximum of 30 days thereafter.  The 1999 Stock Option Plan does not provide for the granting of financial assistance, whether by way of a loan, guarantee or otherwise, by the Company in connection with any purchase of shares of Common Stock from the Company.

The 2001 Stock Option Plan provides for the granting to our employees of incentive stock options and the granting to our employees, directors and consultants of non-qualified stock options. Our Board determines the terms and provisions of each option granted under the Stock Option Plans, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment.  In the case of incentive options, the exercise price cannot be less than 100% (or 110%, in the case of incentive options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company or any of our parent or subsidiary corporations) of the fair market value of our common stock on the date the option is granted.  The exercise price of non-qualified stock options shall not be less than 85% of the fair market value of our common stock. The exercise price of options intended to qualify as performance-based compensation for purposes of Code Section 162(m) shall not be less than 100% of the fair market value of the stock. The aggregate fair market value of the common stock with respect to any incentive stock options that are exercisable for the first time by an eligible employee in any calendar year may not exceed $100,000.

The term of options under the Stock Option Plans will be determined by our Board; however, the term of an incentive stock option may not be for more than ten years (or five years in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company or any of our parent or subsidiary corporations). Where the award agreement permits the exercise of an option for a period of time following the recipient's termination of service with us, disability or death, that option will terminate to the extent not exercised or purchased on the last day of the specified period or the last day of the original term of the option, whichever occurs first.

If a third party acquires the Company through the purchase of all or substantially all of our assets, a merger or other business combination, except as otherwise provided in an individual award agreement, all unexercised options will terminate unless assumed by the successor corporation.

EMPLOYMENT ARRANGEMENTS

The Company entered into a management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001 (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on February 28, 2003 on substantially the same terms and conditions. The Company will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears, during the duration of the amended Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 11, 2003 by:

        each person known by us to beneficially own 5% or more of our outstanding common stock;

        each of our directors;

        each of the Named Executive Officers; and

        all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 11, 2003 are deemed outstanding.

Percentage of beneficial ownership is based upon 11,104,608 shares of common stock outstanding at April 11, 2003. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.  Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Bingo.com, Inc., 1166 Alberni Street, Suite 1405, Vancouver, British Columbia, V6E 3Z3.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 203 Shakespeare Tower The Barbican London, England, EC2Y 8DR	1,090,000	(1)	10%

Peter Crossgrove 3769 Escarpment Road Caledon, ON Canada, L0N 1C0	150,000	(2)	1%

All directors and Named Executive Officers as a group (2 persons)	1,240,000		11%

Bingo Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	15,633,333	(3)	52%

Shane Murphy San Jose Costa Rica	2,100,000	(4)	15.21%

(1)     Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share.  Also includes 939,858 shares held directly by Mr. Williams.  Mr. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of Bingo Inc.  If 80% of the shares of common stock beneficially owned by Bingo Inc. are included here, Mr. William's beneficial ownership changes to 13,596,525 shares, representing 45% of the Class.

(2)     Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share.

(3)     Includes 300,000 shares held directly by Bingo, Inc. In addition Total Shares beneficially owned   includes the shares of our common stock, which could be issued upon the conversion of the Debenture "A" (10,000,000 shares) and Debenture "B" (333,333 shares) outstanding at April 11, 2003.  Total shares beneficially owned also includes the shares that could be issued upon the exercise of stock purchase warrants to purchase a total of 4,800,000 shares of common stock of the Company.

(4)     Includes 1,100,000 shares of common stock that may be issued upon the exercise of 1,100,000 stock purchase options with exercise prices ranging from $0.44 to $0.75 per share.  Also includes 1,000,000 shares of common stock issued to Mr. Murphy in accordance with the Murphy Agreement These shares are subject to certain resale restrictions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received total loans of $154,626 (2001 - $45,385) from T. M. Williams the President and Chief Executive Officer during the year ended December 31, 2002.

$32,695 related to half of the purchase price for the acquisition of Bingo.com (UK) plc. Pursuant to the purchase agreement in connection with the acquisition by the Company of Bingo.com (UK) plc., the balance of this loan plus interest is to be paid no later than six months after August 15, 2002. Subsequent to the year ended December 31, 2002 the loan was extended for a further six months to August 15, 2003. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

$121,931 of the loan from T. M. Williams, the President and Chief Executive Officer of the Company was used to fund working capital requirements. This loan is non-interest bearing and has no fixed terms of repayment.

During the year ended December 31, 2002, the Company received a loan for $42,508 (2001 - $nil) from a company owned by T. M. Williams, the President and Chief Executive Officer of the Company during the year ended December 31, 2002. The loan is secured over certain assets that the funds were used to acquire. Interest shall accrue on the outstanding amount at a fixed rate of 7% per annum.

In addition the Company has a liability for $151,075 (2001 $84,843) to a company owned by T. M. Williams, the President and Chief Executive Officer of the Company for payment of services rendered and expenses incurred by T. M. Williams on behalf of the Company.

On April 16, 2001, the Company issued $500,000 face amount of a secured convertible Debenture "A" to Bingo Inc., an Anguilla corporation. Effective May 21, 2002 Bingo Inc. acquired $750,000 of the Debenture "A" from an unrelated party. On July 2, 2002 Bingo Inc. acquired a $50,000 convertible Debenture "B". T.M. Williams, our President and  Chief Executive Officer, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. However T. M. Williams was not a director or officer of the Company at the time the Debenture "A" was entered into by the Company in 2001. The Company has accrued interest payable to Bingo, Inc. of $206,694 (2001 - $25,032) on Debenture "A" and $3,008 on Debenture "B".

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B".

Payments made to Bingo, Inc. in relation to the Domain name purchase payment totaled $196,795 during the year ended December 31, 2002 (2001 - $361,869), of which $185,000 related to the final payment made in accordance with the agreement for the minimum guaranteed domain name purchase payments of the domain name rights and the remaining $12,023 related to payments based on the continuing 4% of the proceeding months gross revenue as defined in the amended agreement, of which $6,327 was due at December 31, 2002. The agreement was amended during the year ended December 31, 2002.

A former director of the Company, who resigned during the year ended December 31, 2002, was a director of two companies with which the Company conducted business during the recently completed financial year. Sales of $121,000 and expenses of $84,000, relating to web hosting, advertising and License fee for Skill bingo, were incurred during the period the director held office in the Company.

ITEM 14.  CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures.

The management of the Company evaluated the disclosure controls and procedures of the Company as at February 18, 2003 and found them to be operating efficiently and effectively to ensure that information required to be disclosed by the Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the management of the Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)        Changes in internal controls.

There were no significant changes in the internal controls of the Company or other factors that could significantly affect the Company's internal controls during the year ended December 31, 2002 and to the date of filing this annual report.

 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(3) REPORTS ON FORM 8-K

Current Report on Form 8-K filed November 14, 2002, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on November 20, 2002, reporting on the events and outcome of the business conducted at the Company's Annual General Meeting held October 8, 2002.

Form 8-K filed on March 31, 2003, reporting the change of independent accountants from Davidson & Company, Chartered Accountants to Dohan & Company, CPA's, P.A..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

BINGO.COM, INC.

By:                   /s/  T. M. Williams

T. M. Williams

President and Chief Executive Officer

            Date:    April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

By:       /s/  T. M. Williams                   President and Chief                   April 15, 2003

T. M. Williams                          Executive Officer and

Director (Principal

                                                Executive Officer)

By:       /s/  P. A. Crossgrove               Director                                    April 15, 2003

P. A. Crossgrove

By:       /s/  H. W. Bromley                   Chief Financial Officer                April 15, 2003

H. W. Bromley                         (Principal Financial and

Principal Accounting Officer)

CERTIFICATIONS

I, T. M. Williams, certify that:

1.      I have reviewed this annual report on Form 10-K of Bingo.com, Inc.;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bingo.com, Inc. as of, and for the periods presented in this annual report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Effective Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors, audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed :  /S/ T. M.  Williams                                                    Date : April 15, 2003

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this annual report on Form 10-K of Bingo.com, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bingo.com, Inc. as of, and for the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Effective Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors, audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed :  /S/ H. W. Bromley                                                    Date : April 15, 2003

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit

Number       Description

4.1              $1,250,000.00 Secured Convertible Debenture "A" between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)

4.2              Common Stock Purchase Warrant "A" between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)

4.3              Common Stock Purchase Warrant "A" between the Company and Bingo, Inc. dated April 16, 2001. (b)

4.4              Convertible Debenture "B" between the Company and unrelated parties dated July 2, 2002. (d)

4.5              Common Stock Purchase Warrant "B" between the Company and unrelated parties dated July 2, 2002. (d)

10.2            Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)

10.25          The restructuring of the existing relationship between CYOP Systems Inc., CYOP Systems International Incorporated, Bingo.com Inc. and Bingo.com (Canada) Enterprises Inc. dated May 21, 2002. (c)

10.26          The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (c)

10.27          Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (c)

10.28          Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) Plc. dated August 15, 2002. (d)

10.29          Amendment of Asset Purchase Agreement dated July 1, 2002.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on June 25, 2001.

(c) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

Exhibit 10.29

AMENDMENT OF ASSET PURCHASE AGREEMENT

THIS AGREEMENT made effective as of the 1st day of July, 2002.

BETWEEN:

BINGO, INC., a corporation incorporated pursuant to the laws of Anguilla, having an address for notice at P.O. Box 1127, The Hansa Bank Building, Landsome Road, The Valley, Anguilla, B.W.I.

(the "Vendor")

AND:

BINGO.COM, INC., a corporation incorporated pursuant to the laws of the state of Florida, having an address for notice at P.O. Box 1078, Suite 1500, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3E8

(the "Purchaser")

BACKGROUND:

A.        Under an asset purchase agreement (the "Asset Purchase Agreement") dated 18 January 1999 made between the Vendor and the Purchaser, the Vendor agreed to sell and the Purchaser agreed to purchase all of the Vendor's right, title, and interest in and to the second-level domain name "bingo.com."

B.        The Vendor and the Purchaser acknowledge and confirm that, as of the date of this Agreement, the Purchaser has paid $1 100 000 as the minimum Purchase Price set out in the Asset Purchase Agreement.

C.        The Vendor and the Purchaser have agreed to amend the Asset Purchase Agreement on the terms and conditions set out in this Agreement.

AGREEMENTS:

In consideration of the mutual covenants and agreements contained in this Agreement, the parties covenant and agree as follows:

1.         Definitions. The definition in section 1.1 (e) of the Asset Purchase Agreement is deleted and replaced with the following:

(e)         "Escrow Agent" means .

2.         Default. Article 4 of the Asset Purchase Agreement is amended by adding the following as new section 4.1A:

4.1A    Unless waived by the Vendor, it will be a default under this Agreement and the security constituted by section 4.2 of this Agreement will immediately become due and enforceable in the same manner as if the Default Period had expired and the Purchaser has not made the outstanding payment specified therein if:

(a)        a receiver or receiver-manager is appointed over the assets or undertaking of the Purchaser;

(b)         distress, execution, or seizure of any of the Purchaser's assets occurs; or

(c)         the Purchaser is in default of, or terminates without the consent of the Vendor, the Escrow Agreement made between the Purchaser and the Escrow Agent.

3.         Schedule A. The parties agree that, in consideration of the Vendor accepting a debenture (and associated Warrant) issued by the Purchaser in the form attached as Exhibit 1 to this Agreement on account of $50 000 of the payment owing by the Purchaser pursuant to section 4 of Schedule A to the Asset Purchase Agreement, sections 5 and 6 of Schedule A to the Asset Purchase Agreement are deleted, and the following text is added as new section 5 of Schedule A to the Asset Purchase Agreement:

5.         for each month from 1 July 2002 to 31 December 2098, four percent of the Gross Revenue of the Purchaser for the month will become due and payable to the Vendor at the following times:

(a)        for the months of July 2002, August 2002, and September 2002, on 15 October 2002; and

(b)        for each month from 1 October 2002 to 31 December 2098, on the fifteenth day of the immediately following month.

4.         Ratification. Except as expressly amended by this Agreement, the parties ratify and confirm the Asset Purchase Agreement. The Asset Purchase Agreement and this Agreement will be read and construed as one document.

5.         Time. Time is of the essence of this Agreement and remains of the essence of the Asset Purchase Agreement.

6.         Counterparts. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which when so executed and delivered is deemed an original, but all of which together constitute a single instrument. Delivery of an executed counterpart of a signature page of this Agreement by facsimile transmission is as effective as delivery of a manually executed counterpart of this Agreement.

 TO EVIDENCE THEIR AGREEMENT the parties have executed this Agreement with effect as of the date written on page one, above.

Bingo, Inc.                                                               Bingo.com, Inc.

by:     _/s/D. Curtis________                                      by:       /s/ T. M. Williams___

            Authorized Signatory                                                 Authorized Signatory