Form 10-K/A
period 2002-12-31
BINGO COM INC
filed 2003-05-08
CIK 1087853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of May 8, 2003 being $0.035 per share: $310,267.  The number of shares of the Registrant's common stock outstanding on May 8, 2003 was 11,104,608. The Registrant's common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BIGR".

DOCUMENTS INCORPORATED BY REFERENCE

None

INTRODUCTION

This Form 10-K/A amends the registrant's Form 10-K for the fiscal year ended December 31, 2002 by deleting the information contained in Items 8 of Part II of such form and substituting the following for such Items.

TABLE OF CONTENTS

PART II........................................................................................................................................... 31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................  31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................   60

PART IV.......................................................................................................................................    69

ITEMS 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

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

		Three Months Ended
	March 31 2002	June 30 2002	September 30 2002	December 31, 2002
Revenue	$236,955	$179,449	$142,443	$158,345
Cost of revenue	157,027	100,107	30,693	63,380
Gross profit	79,928	79,342	111,750	94,965
Operating expenses and other income / expenses	278,405	483,876	258,060	314,352
Net loss from continuing Operations	$(198,477)	$(404,534)	$(146,310)	$(219.387)
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.02)
Weighted average common shares	10,854,608	10,854,608	10,997,465	11,104,608

		Three Months Ended
	March 31 2001	June 30 2001	September 30 2001	December 31, 2001
Revenue	$582,803	$475,064	$333,603	$342,852
Cost of revenue	463,890	243,960	143,573	242,540
Gross profit	118,913	231,104	190,030	100,312
Operating expenses and other income / expenses	880,896	676,549	610,258	427,856
Net loss from continuing Operations	$(761,983)	$(445,445)	$(420,228)	$(327,544)
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.04)	$(0.03)
Weighted average common shares	10,104,608	10,104,608	10,756,190	10,804,357

The financial statements of the Company and related schedules described under "Item 15. Financial Statements and Financial Statement Schedules," are included following this page.

BINGO.COM, Inc.

Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

Independent Auditors' Report                                                                                                              33

Consolidated Financial Statements

       Balance Sheets                                                                                                                             36

       Statements of Operations                                                                                                              37

       Statements of Stockholders' Equity (Deficiency)                                                                            38

       Statements of Cash Flows                                                                                                             39

       Notes to Consolidated Financial Statements                                                                                  40

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Bingo.com, Inc.

 We have audited the accompanying consolidated balance sheet of Bingo.com, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Bingo.com, Inc. and Subsidiaries as of December 31, 2001 and 2000, were audited by other auditors whose reports dated March 15, 2002, except for Note 3, as to which the date is April 10, 2003, and May 3, 2001, respectively, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Dohan & Company, CPA's

Miami, Florida

April 10, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Bingo.com, Inc.

We have audited the accompanying restated consolidated balance sheet of Bingo.com, Inc. and Subsidiaries as of December 31, 2001, and the related restated consolidated statements of operations, stockholders equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, certain errors resulting in an overstatement of the debenture payable in the amount of $462,673, understatement of additional paid-in-capital in the amount of $539,036, and understatement of net loss by $76,363 as of December 31, 2001, were discovered by management of the Company subsequent to the issuance of our report on those financial statements dated March 15, 2002. Accordingly, the accompanying 2001 financial statements have been restated to correct the errors.

/s/  Davidson & Company

Chartered Accountants

Vancouver, Canada

March 15, 2002, except for Note 3, as to which the date is April 10, 2003

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

/s/ Grant Thornton LLP

Certified Public Accountants

Los Angeles, California

May 3, 2001

BINGO.COM, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001 (Restated)

	2002	RESTATED 2001
Assets
Current assets:
Cash and cash equivalents	$14,682	$14,028
Accounts receivable, less allowance for doubtful accounts of $nil (2001 - $46,185)	5,294	351,330
Inventory	2,631	-
Prepaid expenses	14,093	9,178
Total Current Assets	36,700	374,536

Equipment (Note 4)	127,469	477,554

Other assets	29,675	27,559

Domain name rights (Note 5)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $3,346,803 (2001 - $2,993,179) (Note 10)	-	-

Total Assets	$1,451,085	$2,136,890

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$597,531	$785,817
Accounts payable - related party (Note 12)	151,075	84,843
Accrued liabilities	262,072	165,076
Unearned Revenue	12,500	-
Loan payable (Note 12)	197,134	45,385
Current portion of contract payable (Note 5)	-	184,772
Current portion of capital leases (Note 6)	115,536	163,221
Total Current Liabilities	1,335,848	1,429,114

Capital leases payable, net of current portion (Note 6)	-	25,974

Debenture payable (Note 7)	1,395,000	1,100,000
Warrants -Debenture discount	(372,736)	(462,673)
Net Debenture Payable	1,022,264	637,327

Total Liabilities	2,358,112	2,092,415

Commitments and contingencies (Note 6 and 9)

Stockholders' equity (deficiency) (Note 8):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 11,104,608 shares (2001 - 10,854,608)	11,105	10,855
Additional paid in capital	8,231,531	8,208,862
Accumulated deficit	(9,174,243)	(8,205,535)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	30,293
Total (Deficiency) Stockholders' Equity	(907,027)	44,475

Total Liabilities and Stockholders ' Equity (Deficiency)	$1,451,085	$2,136,890

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

    (m)    Net loss per share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants and convertible debt, outstanding during the period.  As the Company has a net loss in each of the periods presented, basic and diluted net loss

      BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

2.      Significant accounting policies (Continued):

  (m)    Net loss per share: (Continued)

per share is the same, as any exercise of the share purchase options or conversion of the convertible debenture outstanding would be anti-dilutive.

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

3.   Prior Period Adjustment: (Continued)

The effects on the Income statement for the year ending December 31, 2001 were as follows:

	As Reported	Adjustment	As Restated
Revenue	$1,362,756	$-	$1,362,756
Barter revenue	371,566	-	371,566
Cost of revenue	1,093,963	-	1,093,963
Gross profit	640,359	-	640,359
Operating expenses:
Depreciation and amortization	611,147	-	611,147
General and administrative	1,558,677	-	1,558,677
Loss on disposal of equipment	16,716	-	16,716
Selling and marketing	200,607	-	200,607
Total operating expenses	2,387,147	-	2,387,147
Loss before interest and income taxes	(1,746,788)	-	(1,746,788)
Other income (expense):
Interest expense	(133,870)	(76,363)	(210,233)
Interest income	1,821	-	1,821
Loss before income taxes	(1,878,837)	(76,363)	(1,955,200)
Income tax expense	-	-	-
Loss for the year	$(1,878,837)	$(76,363)	$(1,955,200)
Net loss per common share, Basic and diluted	$(0.18)	$(0.01)	$(0.19)

The effects on the balance sheet as of December 31, 2001 were as follows:

	As Reported		Adjustment	As Restated
ASSETS
Total current assets	$374,536	$		$374,536
Fixed assets	477,554		-	477,554
Other assets	27,559		-	27,559
Domain name rights	1,257,241		-	1,257,241
Total Assets	$2,136,890		$-	$2,136,890

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Total current liabilities	$1,429,114		$-	$1,429,114
Capital leases payable, net of current portion	25,974		-	25,974
Debenture payable	1,100,000		-	1,100,000
Warrants - Debenture discount	-		(462,673)	(462,673)
Total Liabilities	2,555,088		(462,673)	2,092,415

Stockholders' equity (deficiency)
Common stock $0.01 par value	10,855		-	10,855
Additional paid in capital	7,669,826		539,036	8,208,862
Accumulated deficit	(8,129,172)		(76,363)	(8,205,535)
Accumulated other comprehensive loss: Foreign currency translation adjustment	30,293		-	30,293
Total Stockholders' equity (deficiency)	(418,198)		462,673	44,475
Total Liabilities and Stockholders' equity (deficiency)	$2,136,890		$-	$2,136,890

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

5.  Domain name rights and contract payable:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a deemed value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payments commitments were completed on June 30, 2002.

During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer permitted to amortize indefinite assets.

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

5.  Domain name rights and contract payable: (Continued)

The effects of the SFAS 142, where companies are no longer permitted to amortize indefinite assets, on the Company's net loss and basic loss per share were as follows:

	2002	RESTATED 2001	2000
Net Loss - as reported	$(968,708)	$(1, 955,200)	$(3,334,891)
Add back: Intangible Asset Amortization		387,084	290,175
Adjusted Net Loss	$(968,708)	$(1,568,116)	$(3,044,716)

Net loss per common share, basic and diluted - as reported	$(0.09)	$(0.19)	$(0.33)
Adjusted net loss per common share, basic and diluted	$(0.09)	$(0.15)	$(0.30)

Weighted average common shares outstanding, basic and diluted	10,953,238	10,447,200	10,065,054

The amortization of the Domain Name was commenced during 2000 when the Company's website www.bingo.com became fully operational.

6.   Capital lease obligations:

Future minimum lease payments under capital leases for software and website equipment are as follows:

	2002	2001
Year ending December 31,
2002	$-	$170,765
2003	117,042	27,480
Future minimum lease payments	117,042	198,245
Less: amount representing interest	(1,506)	(9,050)
Balance of obligation	115,536	189,195
Less: due within one year	(115,536)	(163,221)
Long-term obligation under capital leases	$-	$25,974

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

11.      Discontinued operations:

In January 2000, the Company announced that it had discontinued and wound-up its Antigua based Internet gaming operations. The financial statements for the year ended December 31, 2000, were adjusted to include the effects of reclassification of the discontinued operation. In addition, the Company recorded a provision of $60,000 for on-going costs associated with

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

11.      Discontinued operations: (Continued)

the wind-up. The provision was applied to the 2000 operating expenses for the Antigua operations.

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

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 (Restated) and 2000

12.  Related party transactions: (Continued)

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

            Date:    May 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

By:       /s/  T. M. Williams                   President and Chief                   May 8, 2003

T. M. Williams                          Executive Officer and

Director (Principal

                                                Executive Officer)

By:       /s/  P. A. Crossgrove               Director                                    May 8, 2003

P. A. Crossgrove

By:       /s/  H. W. Bromley                   Chief Financial Officer                May 8, 2003

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

Signed :  /S/ T. M.  Williams                                                    Date : May 8, 2003

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

Signed :  /S/ H. W. Bromley                                                    Date : May 8, 2003

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