Form 10-Q
period 2003-03-31
BINGO COM INC
filed 2003-05-15
CIK 1087853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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

Yes X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, was 11,104,608 on May 15, 2003.

BINGO. COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$15,378	$14,682
Accounts receivable, less allowance for doubtful accounts of $nil (2002 - $nil)	35,953	5,294
Inventory	1,973	2,631
Prepaid expenses	5,199	14,093
Total current Assets	58,503	36,700

Equipment, net	81,330	127,469

Other assets	20,914	29,675

Domain name rights	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $3,375,451 (2002 - $3,346,803)	-	-

Total Assets	$1,417,988	$1,451,085

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$563,409	$597,531
Accounts payable - related party	163,338	151,075
Accrued liabilities	340,206	262,072
Unearned Revenue	30,000	12,500
Loan payable	206,664	197,134
Current portion of capital leases	105,082	115,536
Total Current Liabilities	1,408,699	1,335,848

Debenture payable (Note 4)	1,395,000	1,395,000
Less Warrants - Debenture discount	(344,507)	(372,736)
Net Debenture Payable	1,050,493	1,022,264

Total Liabilities	2,459,192	2,358,112

Commitments and contingencies (Note 6)

Stockholders' Deficit: (Note 5)
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 11,104,608 shares at March 31, 2003 and December 31, 2002	11,105	11,105
Additional paid in capital	8,231,531	8,231,531
Accumulated deficit	(9,289,742)	(9,174,243)
Accumulated other comprehensive loss: Foreign currency translation adjustment	5,902	24,580
Total Stockholders' Deficit	(1,041,204)	(907,027)

Total Liabilities and Stockholders' Deficit	$1,417,988	$1,451,085

See accompanying notes to consolidated financial statements.

 BINGO.COM, INC.

Consolidated Statements of Operations

 Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	RESTATED 2002

Revenue	$174,470	$236,955

Cost of revenue	49,785	157,027

Gross profit	124,685	79,928

Operating expenses:
Depreciation and amortization	8,156	55,706
General and administrative	118,012	112,242
Loss on disposal of equipment	38,397	-
Selling and marketing	4,193	41,228
Total operating expenses	168,758	209,176

Loss from continuing operations	(44,073)	(129,248)

Other income (expense):
Interest expense	(71,526)	(69,229)
Interest income	100	-

Loss before income taxes	(115,499)	(198,477)

Income tax expense	-	-

Net Loss	$(115,499)	$(198,477)

Cumulative translation adjustment	(18,678)	(3,955)

Comprehensive Loss	$(134,177)	$(202,432)

Net loss per common share, basic and diluted (Note 2)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted (Note 2)	11,104,608	10,854,608

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficiency)

Three months ended March 31, 2003

(Unaudited)

	Common stock				Accumulated Other Comprehensive (loss)
	Shares	Amount	Additional paid-in capital	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' equity (deficiency)
Balance, December 31, 2002	11,104,608	$ 11,105	$ 8,231,531	$ (9,174,243)	$ 24,580	$ (907,027)

Comprehensive loss:
Net loss	-	-	-	(115,499)	-	(115,499)
Cumulative translation adjustment	-	-	-	-	(18,678)	(18,678)
Balance, March 31, 2003	11,104,608	$ 11,105	$ 8,231,531	$ (9,289,742)	$ 5,902	$ (1,041,204)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	RESTATED 2002
Cash flows from operating activities:
Net loss	$(115,499)	$(198,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,156	55,706
Amortization of Warrants - Debenture discount	38,397	26,947
Loss on disposal of equipment	28,229	-
Changes in operating assets and liabilities:
Accounts receivable	(30,659)	135,905
Prepaid expenses	8,894	385
Inventory	658	-
Other assets	8,761	(1,993)
Accounts payable and accrued liabilities	56,275	(34,459)
Unearned Revenue	17,500	24,475
Net cash generated in operating activities	20,712	8,489

Cash flows from investing activities:
Acquisition of equipment	(414)	(274)
Payments on domain name contract payable	-	(94,457)
Net cash used in investing activities	(414)	(94,731)

Cash flows from financing activities:
Capital lease repayments	(10,454)	(21,799)
Proceeds from loans and notes payable	9,530	27,578
Issue of Debenture payable	-	100,000
Net cash (used in) provided by financing activities	(924)	105,779

Effect of exchange rate changes on cash and cash equivalents	(18,678)	(3,955)
Net increase in cash and cash equivalents	696	15,582

Cash and cash equivalents, beginning of period	14, 682	14,028
Cash and cash equivalents, end of period	$15,378	$29,610

Supplementary information:
Interest paid	$2,021	$9,700
Income taxes paid	$-	$-

Non-cash financing activities:
Issuance of common stock for services	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

 (Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with Bingo.com, Inc.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K/A, filed May 8, 2003, with the Securities and Exchange Commission.  The results of operations for the interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of approximately $9,290,000 at March 31, 2003, and, recurring negative cash flows from operations.  Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

Unaudited)

3.         Prior Year Adjustment:

The following adjustments were included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(a)   Debenture "A"

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

The Lenders received a total of 12,000,000 common stock purchase warrants, with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the date of the Debenture "A". The Company did not previously account for the value of the warrants upon issuance of the Debenture "A" in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036.

The Company has restated the comparative prior periods presented in the March 31, 2002, consolidated statements of operations to reflect additional interest expense of approximately $27,000 for the amortized quarterly amount of the full discounted value of the warrants in the amount of $539,036, which will be amortized to interest expense over the next five years.

(b) Domain name rights:

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. During 2002, the Company suspended the amortization of the domain name in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer permitted to amortize indefinite assets, with an effective date of December 31, 2001.

BINGO.COM, INC.

 Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

Unaudited)

3.      Prior Year Adjustment: (Continued)

The effects of the amortization of the warrant debenture discount and SFAS 142, on the Company's net loss and basic loss per share for the quarter ended March 31, 2002, were as follows:

	March 31, 2003	RESTATED March 31,2002
Net loss - as reported	$(134,177)	$(268,302)
Less : warrant debenture discount	-	(26,946)
Add back : intangible asset amortization	-	96,771
Adjusted net loss	$(134,177)	$(198,477)

Net loss per common share, basic and diluted - as reported	$(0.01)	$(0.02)
Adjusted net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	11,104,608	10,854,608

4.      Debentures Payable:

Debenture "A"

On April 16, 2001, the Company received a loan and issued a secured convertible Debenture "A" for $1,250,000. Bingo, Inc has subsequently acquired Debenture "A" in its entirety. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Under the terms of the Debenture "A" interest shall accrue on the outstanding principal amount of Debenture "A" at the rate of 12% per annum from the issuance date through April 16, 2003, at which time the interest will become payable.  Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006.  All principal, accrued but unpaid interest, and any other amounts due are payable at maturity on April 16, 2006. The accrued interest on Debenture "A" as at March 31, 2003, is approximately $244,000 (March 31, 2002 - $95,000). This is included under "Accrued liabilities".

The Company is in negotiations with Bingo, Inc. in regards to repayment of the interest payable on April 16, 2003, and has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock.  Any amounts remaining unpaid on the Debenture "A" on the maturity date, whether principal, interest or other amounts due, shall be paid in full in cash on such date.  Any common stock of the Company delivered to the Holders in payment of the Debenture "A" will be valued at $0.25 per share.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

 (Unaudited)

4.       Debentures Payable (continued):

 The Holders of the Debenture "A" have the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the Debenture "A" into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the Debenture "A". The common stock that would be issued upon conversion of the Debenture "A" will be subject to certain resale restrictions, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act").  The Debenture "A" is secured by all assets of the Company.

The Holders of the Debenture "A" received a total of 12,000,000 common stock purchase warrants with an exercise price of $0.25 per share, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website.  The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the issue date of the Debenture "A".  As of the date of this report, 4,800,000 warrants remain outstanding under this Debenture "A".

As discussed in Note 3, the total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by approximately  $27,000 for the period ended March 31, 2003. (March 31, 2002 - $27,000)

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture "B" as at March 31, 2003, is approximately  $13,000. This is included under "Accrued liabilities".

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

The Holders of the Debenture "B" have the right, but not the obligation, to elect to convert all, or part, of the outstanding principal amount of Debenture "B" into shares of the Company's common stock at a conversion price of $0.15 per share until the third anniversary date of the Debenture "B". The common stock that would be issued upon conversion of Debenture "B" will be subject to certain resale restrictions, as defined in Rule 144 promulgated under the Securities Act.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

(Unaudited)

4.       Debentures Payable (continued):

The holders of the Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "B" are exercisable for a period of three years from the date of Debenture "B". Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. . Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423. The estimated discount value of the warrants will be amortized to interest expense over the next four years. The total effect of the issuance of the warrants relating to Debenture "B" was to increase interest expense by $1,000 for the period ended March 31, 2003.

Bingo, Inc. has the potential to become the largest single shareholder and a majority shareholder in the Company should Bingo, Inc. elect to convert any or all of the principal amount of Debenture "A" and its share of Debenture "B" into shares of the Company's common stock, or if the Company elects to repay the principal amount outstanding, and any accrued interest, in shares of the Company's common stock pursuant to the terms of Debenture "A" and Debenture "B.

5.      Stockholders' Deficit:

During the quarter ended March 31,2003, the Company granted options to purchase a total of 125,000 shares of the Company's common stock at an exercise price of $0.05 per share to employees of the Company.  The options vest as to 10% at the grant date, a further 15% 12 months following the grant date, and a further 2% per month thereafter.  The options were granted under the terms of the Company's 2001 Stock Option Plan.  The market price for the Company's common stock on the grant date was $0.025.  25,000 stock options under the Company's 2001 Stock Option plan were cancelled on February 9, 2003, due to the cessation of the holders employment.

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

(Unaudited)

5.        Stockholders' Deficit: (Continued)

to the measurement of compensation cost for options granted under the Company's Stock Option Plans. No employee compensation expense has been recorded as all options granted had an exercise price greater than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	March 31, 2003	RESTATED March 31, 2002
Loss for the period - as reported	$(115,499)	$(198,477)
Loss for the period - pro forma	(116,897)	(198,477)
Basic loss per share - as reported	(0.01)	(0.02)
Basic loss per share - pro forma	(0.01)	(0.02)
Weighted average fair value of options granted during year	0.00	0.00

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2003
Expected dividend yield	-
Expected stock price volatility	169 - 174%
Risk-free interest rate	1.21 - 1.25%
Expected life of options	5 years

Subsequent to March 31, 2003, on April 25, 2003, the Company granted options to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $0.05 per share to the directors of the Company.  The options vest 100% at the grant date.  The options were granted under the terms of the Company's 2001 Stock Option Plan.  The market price for the Company's common stock on the grant date was $0.025.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

(Unaudited)

6.        Commitments :

(a)   As discussed in note 4, the Company has a commitment to pay interest under the Debenture "A" and Debenture "B".

Debenture "A"

As explained in Note 4 above, interest on Debenture "A" shall accrue on the principal amount from time to time outstanding under the debenture at a fixed rate of 12% per annum.  The Company is in negotiations with the holder of Debenture "A" in regards to repayment of the interest payable on April 16, 2003. The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock. Any common stock of the Company delivered to the Lenders in payment of Debenture "A" will be valued at $0.25 per share. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on April 16, 2006. The accrued interest on Debenture "A" as of March 31, 2003, is approximately $244,000 (March 31, 2002 - $95,000). This is included under "Accrued liabilities". As of this date the negotiations are still continuing and no payment of interest payable has been made.

       Bingo, Inc. received a total of 4,800,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture "A". The common stock that would be issued upon exercise of the Warrants will be subject to certain resale restrictions, as prescribed pursuant to Rule 144 promulgated under the Securities Act.

       Debenture "B"

As explained in Note 4 above, interest on Debenture "B", shall accrue on the principal amount from time to time outstanding under the Debenture "B" at a fixed rate of 12% per annum.  The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock.  Any common stock of the Company delivered to the holders of Debenture "B" in payment of Debenture "B" will be valued at $0.25 per share. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture "B" as of March 31, 2003, is approximately $13,000. This is included under "Accrued liabilities".

 The holders of Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share exercisable for a period of three years from the date of Debenture "B". The common stock that would be issued upon exercise of the Warrants will be subject to certain resale restrictions, as prescribed in Rule 144 promulgated under the Securities Act.

(b)  On August 15, 2002 ("the Effective Date"), the Company, in a related party transaction, acquired from the Company's Chief Executive Officer, 99% of the share capital of Bingo.com (UK) plc. for approximately $61,000. Bingo.com (UK) plc. net assets were approximately $58,000 at the time of acquisition.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

(Unaudited)

6.       Commitments : (Continued)

Under the terms of the Purchase agreement the Company paid half the purchase price on the Effective Date. The balance of the purchase price plus interest will be paid no later than six months after the Effective Date. This was extended after year end for a further six months to August 15, 2003. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

7.        Related Party Transactions

For the period ending March 31, 2003, the Company has loans outstanding for approximately $163,000 (March 31, 2002 - $73,000) from a current director and officer of the Company. These loans are made up as follows:

(i) approximately $131,000 (March 31, 2002 - $73,000). This loan has no fixed repayment terms and is non-interest bearing.

(ii) approximately $32,000 related to half of the purchase price for the acquisition of Bingo.com (UK) plc as discussed in Note 6.

For the period ending March 31, 2003, the Company has an outstanding loan for approximately $43,000 from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum.

For the period ending March 31, 2003, the Company has a liability of approximately $163,000 (March 31, 2002 - $124,000) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

 8.        Subsequent Events:

There were no material Subsequent Events as of time of filing this report, other than the continuing negotiations with the holder of Debenture "A" in regards to repayment of the interest payable on April 16, 2003, as discussed in Note 5.

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Inc.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements.  Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the Company's need for and the availability of capital resources, the evolving nature of its business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

 The Company is in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more.  The Company envisions becoming the preeminent bingo-based Web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers.  The Company's existing Website has attracted over 900,000 registered users.  The Company intends to continue to build on this subscriber base to further develop its online presence.

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

The Company has incurred significant losses since inception, and as of March 31, 2003, had an accumulated deficit of approximately $9,290,000.  The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts.  There can be no assurances that this will occur.  The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which except for lack of all disclosures, have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition;

- Impairment of long-lived assets and long-lived assets to be disposed of;

 Revenue recognition:

The Company generates the majority of its revenue from the sale of advertising on its website.  Advertising revenue is recognized as the advertising campaign or impressions and clicks are made on the website and the sale of our email address lists.  The Company manages its own sales of advertising; hosts the Company's Website; and serves its own ads.

 Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". At March 31, 2003, the only long-lived assets reported on the Company's consolidated balance sheet are Equipment and Domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

 RESULTS OF OPERATIONS

            Revenue

Revenue declined to approximately $174,000 for the quarter ended March 31, 2003, a decrease of 26% from revenue of approximately $237,000 for the same period in the prior year.  The reduction in revenue for the first quarter of 2003 can be explained generally by the downturn in the North American economy and the erosion of the market for Internet advertising.  More specifically, the Company had fewer people focused on selling advertising during the quarter ended March 31, 2003, largely because of the cancellation of the outside parties sales contracts effected during the second quarter of 2002. In addition there has been a downturn in Internet advertising by online gaming companies due to certain credit card companies no longer accepting online gaming transactions. Therefore many of these companies have reduced their online advertising expenditures at the Bingo.com website.

Cost of revenue

The Company recorded cost of revenue of approximately $50,000 during the quarter ended March 31, 2003, a drop of approximately $107,000 or 68% compared to costs of approximately $157,000 for the same period in the prior year.  The gross margin increased to 71% in the quarter ended March 31, 2003, up from 33% in the first quarter of the prior year.  Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website.  The decrease in cost of revenue is due to the fact that in the quarter ended March 31, 2002, the Company incurred license and service fees in connection with the licensing of the CrediPlay software that is used to operate the Company's Skill-Bingo Website, starting in September 2001. These fees ceased with the termination of the license on May 21, 2002.  In addition, the Company had lower commission expenses in 2003.

            Sales and marketing expenses

Sales and marketing expenses dropped to approximately $4,000 for the quarter ended March 31, 2003, a decrease of approximately $37,000 (90%) over 2002 first quarter expenses of approximately $41,000.  Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site.  The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs.  All of these amounts decreased in 2003 as a result of changes in the way of doing business, particularly as a result of having a commission-only sales force.  Subsequent to May 2002, the Company has taken over the advertising, Website hosting and ad serving itself.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to approximately $118,000 for the first quarter of 2003, an increase of 5% over costs of approximately $112,000 for the same period last year.  General and administrative expenses have increased from the prior year as a result of increased professional services fees such as accounting and legal fees.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company's equipment.  Equipment are depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization decreased to approximately $8,000 during the quarter ended March 31, 2003, a reduction of 85% over costs of approximately $56,000 during the same quarter in the prior year.  The changes in depreciation and amortization can be explained due to the average age of the Company's assets being older in fiscal 2003, resulting in a lower depreciation base. Finally the decrease is additionally due to the write-down of capital assets during 2002 and 2003.

Interest expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense increased to approximately $72,000 for the three months ended March 31, 2003, an increase of 3% over interest expense of approximately $69,000 for the same period in the prior year.  The increase is attributable to the increase in the interest payable under the Debenture "B" issued by the Company in 2002.  This increase is offset by the reduction in interest on capital leases due to outstanding debt on the capital leases reaching maturity.

            Net loss and loss per share

Net loss for the three months ended March 31, 2003, amounted to approximately $115,000, a loss of $0.01 per share, compared to a loss of approximately $198,000 or $0.02 per share for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations.  As a result, the Company is reliant on outside sources of funding.  There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations.  In addition, there are no assurances that the Company will be able to secure adequate sources of new capital, whether it be in the form of share capital, debt, or other financing sources.

The Company had cash and cash equivalents of approximately $15,000 and a working capital deficit of approximately $1,350,000 at March 31, 2003.  This compares to cash and cash equivalents of approximately $15,000 and a working capital deficit of approximately $1,299,000 at December 31, 2002.  The Company continued to incur costs but did not secure adequate new revenue to cover the costs.

During the three months ended March 31, 2003, the Company generated cash of approximately $21,000 from operating activities compared to approximately $8,000 in the same period in the prior year.  The significant improvement in cash flow from operating activities in 2003 demonstrates the effectiveness of the Company's efforts to implement efficiencies in operations and reduce overall operating costs in 2003 and in 2002.

RISKS RELATED TO THE COMPANY'S BUSINESS

Need for additional capital to expand our business

The Company has recorded substantial operating losses and, as of March 31, 2003, has an accumulated deficit of approximately $9,290,000.  We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue to expand our business.  The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

History of large operating losses

Since inception, the Company has not had adequate revenue to support operations.  Credit card companies are placing pressure on online gaming due to rejecting online gaming transactions. This in turn is reducing the advertising spent by online gaming companies on our site. The Company is therefore investigating other sources of revenue. The Company has significantly reduced ongoing operating expenses.  However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

Success depends on key personnel; no "key man" life insurance

Future performance depends on the continued service of key personnel, and the ability to attract, train, and retain technical, marketing, customer support, and management personnel.  The loss of one or more key employees especially Mr. T. M. Williams, the company's President and Chief Executive Officer could negatively impact the Company, and there is no "key man" life insurance in force at this time.  Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

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

ITEM 3.            Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2003, Bingo.com had not entered into or acquired financial instruments that have material market risk.  The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk.  The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report.  The exception is the convertible debentures.  The fair value of the debentures payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all.  As a result, the financial statement carrying amount of the debentures payable at March 31, 2003, reflects the market value to the Company for the debt.

 To March 31, 2003, substantially all revenues have been realized or incurred in United States dollars while the majority of costs are incurred in Canadian dollars.

To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar, British Pound or other foreign currencies and our reporting currency, the United States dollar.

ITEM 4.            Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures.

Management evaluated the Company's disclosure controls and procedures as of April 7, 2003, and found them to be operating efficiently and effectively so as to ensure that information required to be disclosed by the Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

 (b)         Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2003. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

 On July 6, 2001, Roger W. Ach, II, filed a complaint in the Court of Common Pleas, Hamilton County, Ohio against the Company in connection with a promissory note issued by the Company.  Mr. Ach alleges that on or about March 16, 2001, the Company borrowed the sum of $45,000 and executed and delivered to him a promissory note and that the Company owes him the amount of the Note together with interest from March 16, 2001, at the rate of prime plus 1%.  Mr. Ach demands judgment against the Company in the sum of $45,000, plus interest and costs.

On October 5, 2001, the Company filed an Answer, Counterclaim and third party complaint in defense of the proceedings commenced, among other things, denying the allegation that any moneys are due to Mr. Ach and counterclaiming against him and bringing a third party complaint against the Lottery Channel, Inc. for payment of outstanding invoices of $39,168 plus interest, costs and attorney fees.

The Company believes that Mr. Ach's complaint is without merit and intends to vigorously defend these proceedings and believes it is not likely to produce an outcome, which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Subsequent to the quarter ended March 31, 2003, the Company and Mr. Ach agreed to defer the complaint and counterclaim, for a further 90 days in an attempt to effect settlement.

ITEM 2.            Changes in Securities and Use of Proceeds

There were no changes during the quarter ended March 31, 2003.

ITEM 3.            Defaults Upon Senior Securities

Not Applicable

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company entered into the following agreements and arrangements during the quarter ended March 31, 2003:

(a)        On August 15, 2002, the Company, in a related party transaction, acquired from the Company's Chief Executive Officer, 99% of the share capital of Bingo.com (UK) plc. for approximately $61,000. Bingo.com (UK) plc. net assets were approximately $58,000 at the time of acquisition.

Under the terms of the Purchase agreement the Company paid half the purchase price on the Effective Date. The balance of the purchase price plus interest will be paid no later than six months after the Effective Date. The time period for this payment was extended subsequent to the Company's most recently completed fiscal year end for a further six months to August 15, 2003. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

ITEM 6.            Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (d)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (d)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams.
10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (c)
10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (c)
10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (d)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (e)

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

(e) Previously filed with the Company's year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

 Reports on Form 8-K.

There were no reports on Form 8-K filed by the Company during the during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.
(Registrant)
Date:	May 15, 2003	/S/ T. M. Williams
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

 3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Inc. as of, and for the periods presented in this quarterly report;

 4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Effective Date;

 5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed :  /S/ T. M.  Williams                                                                 Date : May 15, 2003

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

 3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Inc. as of, and for the periods presented in this quarterly report;

 4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Effective Date;

 5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed :  /S/ H. W. Bromley                                                                  Date : May 15, 2003

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)