Form 10-Q
period 2003-06-30
BINGO COM INC
filed 2003-08-15
CIK 1087853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2003

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

Yes X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, was 11,104,608 as of August 14, 2003.

BINGO. COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,576	$14,682
Accounts receivable	32,845	5,294
Inventory	1,315	2,631
Prepaid expenses	31,845	14,093
Total current Assets	75,581	36,700

Equipment, net	77,301	127,469

Other assets	11,551	29,675

Domain name rights	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $3,367,454 (2002 - $3,346,803)	-	-

Total Assets	$1,421,674	$1,451,085

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$553,281	$597,531
Accounts payable - related party	167,173	151,075
Accrued liabilities	88,520	52,370
Accrued liabilities - related party	287,061	209,702
Unearned Revenue	22,250	12,500
Loan payable	220,430	197,134
Current portion of capital leases	94,278	115,536
Total Current Liabilities	1,432,993	1,335,848

Debenture payable (Note 4)	1,395,000	1,395,000
Less warrants - debenture discount	(316,279)	(372,736)
Net debenture payable	1,078,721	1,022,264

Total Liabilities	2,511,714	2,358,112

Commitments and contingencies (Note 6)

Stockholders' Deficit: (Note 5)
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 11,104,608	11,105	11,105
Additional paid in capital	8,231,531	8,231,531
Accumulated deficit	(9,314,249)	(9,174,243)
Accumulated other comprehensive loss: Foreign currency translation adjustment	(18,427)	24,580
Total Stockholders' Deficit	(1,090,040)	(907,027)

Total Liabilities and Stockholders' Deficit	$1,421,674	$1,451,085

See accompanying notes to consolidated financial statements.

 BINGO.COM, INC.

Consolidated Statements of Operations

For the periods ended June 30, 2003 and 2002

(Unaudited)

	Six Months ended June 30,	Six Months ended June 30,	Three Months ended June 30,	Three Months ended June 30,
	2003	2002 (RESTATED)	2003	2002 (RESTATED)

Revenue	$378,417	$416,404	$203,947	$179,449

Cost of revenue	98,986	257,134	49,201	100,107

Gross profit	279,431	159,270	154,746	79,342

Operating expenses:
Depreciation and amortization	15,419	109,872	7,263	54,166
General and administrative	208,870	217,822	90,859	105,580
Loss on disposal of equipment	38,397	237,831	-	237,831
Selling and marketing	13,899	49,052	9,707	7,824
Total operating expenses	276,585	614,577	107,829	405,401

Profit (loss) from continuing operations	2,846	(455,307)	46,917	(326,059)

Other income (expense):
Interest expense	(143,103)	(138,804)	(71,577)	(69,572)
Interest income	251	16	152	13

Loss before income taxes	(140,006)	(594,095)	(24,508)	(395,618)

Income tax expense	-	-	-	-

Net loss	$(140,006)	$(594,095)	$(24,508)	$(395,618)

Cumulative translation adjustment	(43,007)	(34,916)	(24,330)	(30,961)

Comprehensive loss	$(183,013)	$(629,011)	$(48,838)	$(426,579)

Net loss per common share, basic and diluted (Note 2)	$(0.01)	$(0.05)	$(0.00)	$(0.04)

Weighted average common shares outstanding, basic and diluted (Note 2)	11,104,608	10,854,608	11,104,608	10,854,608

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficiency)

For period ended June 30, 2003

(Unaudited)

	Common stock				Accumulated Other Comprehensive income (loss)
	Shares	Amount	Additional paid-in capital	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Deficit
Balance, December 31, 2002	11,104,608	$ 11,105	$ 8,231,531	$ (9,174,243)	$ 24,580	$ (907,027)

Comprehensive loss:
Net loss	-	-	-	(140,006)	-	(140,006)
Cumulative translation adjustment	-	-	-	-	(43,007)	(43,007)
Balance, June 30, 2003	11,104,608	$ 11,105	$ 8,231,531	$ (9,314,249)	$ (18,427)	$ (1,090,040)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

For periods ended June 30, 2003 and 2002

(Unaudited)

	2003	2002 (RESTATED)
Cash flows from operating activities:
Net loss	$(140,006)	$(594,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,419	109,872
Amortization of warrants - debenture discount	56,457	53,903
Loss on disposal of equipment	38,397	237,831
Stock based compensation costs	-	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(27,551)	340,178
Prepaid expenses	(17,752)	(19,587)
Inventory	1,316	-
Other assets	18,124	(2,528)
Accounts payable and accrued liabilities	85,357	(97,664)
Unearned revenue	9,750	6,000
Net cash provided by operating activities	39,511	23,910

Cash flows from investing activities:
Acquisition of equipment	(3,648)	(77,386)
Payments on domain name contract payable	-	(142,651)
Net cash used in investing activities	(3,648)	(220,037)

Cash flows from financing activities:
Capital lease repayments	(21,258)	(44,310)
Proceeds from loans payable	23,296	122,995
Issue of debenture payable	-	150,000
Net cash provided by financing activities	2,038	228,685

Effect of exchange rate changes on cash and cash equivalents	(43,007)	(34,916)
Net decrease in cash and cash equivalents	(5,106)	(2,358)

Cash and cash equivalents, beginning of period	14, 682	14,028
Cash and cash equivalents, end of period	$9,576	$11,670

Supplementary information:
Interest paid	$3,635	$9,700
Income taxes paid	$-	$-

Non-cash activities:
Barter Transactions	$-	$2,500

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Inc.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K/A, filed May 8, 2003, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

2.        Going Concern:

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities and commitments in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, by obtaining additional equity or financing.

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $9,314,249 at June 30, 2003.  Management continues to review operations in order to identify strategies designed to generate additional cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

3.         Restatement:

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

The Lenders received a total of 12,000,000 common stock purchase warrants, with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the date of the Debenture "A". The Company did not previously account for the value of the warrants upon issuance of the Debenture "A" in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036, which will be amortized to interest expense over the next five years.

The Company has restated the comparative prior periods presented in the June 30, 2002, consolidated statements of operations to reflect additional interest expense of $53,903 for that six-month period representing amortization of the discounted value of the warrants in the amount of $539,036.

(b) Domain name rights:

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. During 2002, the Company suspended the amortization of the domain name in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer permitted to amortize indefinite life assets.

BINGO.COM, INC.

 Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

3.      Restatement: (Continued)

The effects of the amortization of the warrant debenture discount and SFAS 142, on the Company's net loss and basic loss per share for the quarter ended June 30, 2002, were as follows:

	Six Months ended June 30, 2002 (RESTATED)	Three Months ended June 30, 2002 (RESTATED)
Net loss - as reported	$(733,734)	$(465,437)
Less : warrant debenture discount	(53,903)	(26,952)
Add back : intangible asset amortization	193,542	96,771
Adjusted net loss	$(594,095)	$(395,618)

Net loss per common share, basic and diluted - as reported	$(0.07)	$(0.04)
Adjusted net loss per common share, basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding, basic and diluted	10,854,608	10,854,608

4.      Debentures Payable:

Debenture "A"

On April 16, 2001, the Company received a loan and issued a secured convertible Debenture "A" for $1,250,000. Bingo, Inc. has subsequently acquired Debenture "A" in its entirety. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Under the terms of the Debenture "A" interest shall accrue on the outstanding principal amount of Debenture "A" at the rate of 12% per annum from the issuance date through April 16, 2003, at which time the interest will become payable.  Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006.  All principal, accrued but unpaid interest, and any other amounts due are payable at maturity on April 16, 2006. The accrued interest on Debenture "A" as at June 30, 2003, is $281,078 (December 31, 2002 - $206,694). This is included under "Accrued liabilities - related party".

The Company has the option to pay all the accrued interest in cash, common stock of the Company or a combination of both cash and common stock. Any common stock of the Company delivered to the Holders of Debenture "A" in payment of the Debenture "A" will be valued at $0.25 per share.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

4.       Debentures Payable (continued):

The Company and the Holders of Debenture "A" have been in negotiations in respect of the interest due. Bingo, Inc., the holder of Debenture "A", has agreed to defer the interest due and subsequent interest due until April 16, 2004, when the accrued interest will be paid in common stock of the Company. The Company has agreed, subject to shareholder approval, to lower the conversion price to $0.20 per share ("the new valuation price").

Bingo, Inc. has the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the Debenture "A" into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the Debenture "A". It has been agreed between Bingo, Inc. and the Company that on April 16, 2004, Bingo, Inc. will exercise their right to convert all the outstanding principal of Debenture "A" into shares of the Company. The common stock that will be issued upon conversion of the Debenture "A" will be subject to certain resale restrictions, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act").  The Debenture "A" is secured by all assets of the Company.

Bingo, Inc. received a total of 12,000,000 common stock purchase warrants with an exercise price of $0.25 per share, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website.  The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the issue date of the Debenture "A" and therefore expire April 16, 2004.  As of the date of this report, 4,800,000 warrants remain outstanding under this Debenture "A".

The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $53,903 for the six months ended June 30, 2003. (December 31, 2002 - $108,807)

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture "B" as of June 30, 2003, is $17,352 (December 31, 2002 - $8,724). This is included under "Accrued liabilities - related party and Accrued liabilities".

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

4.       Debentures Payable (continued):

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

The holders of the Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "B" are exercisable for a period of three years from the date of Debenture "B". Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. . Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423. The estimated discount value of the warrants will be amortized to interest expense over the next four years. The total effect of the issuance of the warrants relating to Debenture "B" was to increase interest expense by $2,553 for the six months ended June 30, 2003 (December 31, 2002 - $2,553).

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

5.      Stockholders' Deficit:

During the quarter ended June 30, 2003, the Company granted options to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $0.05 per share to the directors of the Company.  The options vest as to 100% at the grant date.  The options were granted under the terms of the Company's 2001 Stock Option Plan, which has been approved by the shareholders.  The market price for the Company's common stock on the grant date was $0.025.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

5.        Stockholders' Deficit: (Continued)

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's Stock Option Plans. No employee compensation expense has been recorded as all options granted had an exercise price greater than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Six Months ended June 30,	Six Months ended June 30,	Three Months ended June 30,	Three Months ended June 30,
	2003	2002 (RESTATED)	2003	2002 (RESTATED)
Loss for the period	$(140,006)	$(594,095)	$(24,508)	$(395,618)
Deduct : Total stock based employee expense	(5,771)	-	(4,028)	-
Loss for the period - pro forma	(145,777)	(594,095)	(28,536)	(395,618)
Basic loss per share - as reported	(0.01)	(0.05)	(0.00)	(0.04)
Basic loss per share - pro forma	(0.01)	(0.05)	(0.00)	(0.04)
Weighted average fair value of options granted during year	0.00	0.00	0.00	0.00

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months ended June 30,	Three Months ended June 30,
	2003	2003
Expected dividend yield	-	-
Expected stock price volatility	158 - 174%	158%
Risk-free interest rate	1.21 - 1.28%	1.28%
Expected life of options	5 years	5 years
Block Discount Applied	40%	40%

This block discount applied is due to the illiquidity of shares, as discussed in note 3.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

6.      Commitments :

On August 15, 2002 ("the Effective Date"), the Company, in a related party transaction, acquired from the Company's Chief Executive Officer, 99% of the share capital of Bingo.com (UK) plc. for $61,440. Bingo.com (UK) plc. net assets were $58,249 at the time of acquisition.

Under the terms of the Purchase agreement the Company paid half the purchase price on the Effective Date. The balance of the purchase price plus interest was to be paid no later than six months after the Effective Date. This was extended after year end for a further six months to August 15, 2003. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

7.             Related Party Transactions

For the period ending June 30, 2003, the Company has loans outstanding for $176,482 (December 31, 2002 $154,626) from a current director and officer of the Company. These loans are made up as follows:

(i) $142,034 (December 31, 2002 - $121,931). This loan has no fixed repayment terms and is non-interest bearing.

(ii) $34,448 (December 31, 2002 - $32,695) related to half of the purchase price for the acquisition of Bingo.com (UK) plc as discussed in Note 6.

For the period ending June 30, 2003, the Company has an outstanding loan for $43,948 (December 31, 2002 - $42,508) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum.

For the period ending June 30, 2003, the Company has a liability of $167,173 (December 31, 2002 - $151,075) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. Bingo, Inc. is the holder of Debenture "A" and $50,000 of Debenture "B" as discussed in note 4. The Company has accrued interest payable to Bingo, Inc. of $281,078 (December 31, 2002 - $206,694) on Debenture "A" and $5,983 (December 31, 2002 - $3,008) on Debenture "B".

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B", as discussed in note 4.

Payments made to Bingo, Inc. in relation to the continuing 4% of the proceeding months gross revenue as defined in the amended domain name purchase agreement totalled $15,137 during the six months ended June 30, 2003.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2003 and 2002

(Unaudited)

8.        Subsequent Events:

There were no material Subsequent Events as of time of filing this report, other than the agreement between the Company and the holder of Debenture "A" in regards to repayment of the interest payable on April 16, 2003, which has been extended to April 16, 2004, as discussed in Note 4.

Subsequent to the quarter ended June 30, 2003, the Company and Mr. Ach agreed to defer Mr. Ach's complaint and the Company's counterclaim, for a further ninety days in an attempt to effect a settlement of the matter.  See Part II, Item 1. Legal Proceedings.

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Inc.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements.  Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the Company's need for and the availability of capital resources, the evolving nature of its business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

The Company has incurred significant losses since inception, and as of June 30, 2003, had an accumulated deficit of $9,314,249.  The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales, marketing efforts, interest and depreciation.  There can be no assurances that this will occur.  The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

 Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of June 30, 2003, the only long-lived assets reported on the Company's consolidated balance sheet are Equipment and Domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

 RESULTS OF OPERATIONS

            Revenue

Revenue increased to $203,947 for the quarter ended June 30, 2003, an increase of 14% from revenue of $179,449 for the same period in the prior year and a 17% increase from revenue of $174,470 in the first quarter of 2003.  In the second quarter of the prior year the company cancelled the outside parties sales contracts and took over the advertising, Website hosting and ad serving itself. The company has developed and is continuing to develop more advertisers and therefore greater revenue streams.

Cost of revenue

The Company recorded cost of revenue of $49,201 during the quarter ended June 30, 2003, a drop of $50,906 or 51% compared to costs of $100,107 for the same period in the prior year and a 1% decrease to costs of $49,785 in the first quarter of 2003.  The gross margin increased to 76% in the quarter ended June 30, 2003, up from 44% in the second quarter of the prior year and up from 71% in the first quarter of 2003.   Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website.  The decrease in cost of revenue, compared to the prior year, is due to the fact that during the quarter ended June 30, 2002, the Company cancelled the outside parties sales contracts and took over the advertising, Website hosting and ad serving itself.  This resulted in lower commission expenses in 2003. However there was an increase in the cost of Web hosting in the quarter ended June 30, 2003.

            Sales and marketing expenses

Sales and marketing expenses increased to $9,707 for the quarter ended June 30, 2003, an increase of  $1,883 (24%) over expenses of $7,824 in the second quarter of 2002 and an increase of 132% over expenses of $4,192 in the first quarter of 2003.  Sales and marketing expenses include principally costs for marketing, co-brand advertising and prizes for our game site.  The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs.  This increase is due to additional prizes especially the introduction of the daily cash winners in the first quarter of 2003 where players can win $50. This increase in prizes is intended to attract a greater number of players to the site.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's accounting, administrative and technical staff, premises costs for the Company's office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses decreased to $90,859 for the second quarter of 2003, a decrease of 14% over costs of $105,580 for the same period last year and a 23% decrease in costs of $118,011 in the first quarter of 2003.  The Company's management have made and continue to make greater efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses have decreased in comparison to the prior year despite an increase in professional services fees such as accounting and legal fees and an increase in costs due to the weakness of the US Dollar in relation to the Canadian Dollar. These professional fees have increased due to the additional reporting requirements required by the Sarbanes-Oxley Act of 2002. The general and administrative expenses have additionally decreased in comparison to the prior year due to a large settlement with a creditor during the quarter ended June 30, 2003 and during the second quarter of 2002, the company incurred a large write-off of the amount due to the Company in the cancellation of outside parties sales contracts.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company's equipment.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization decreased to $7,263 during the quarter ended June 30, 2003, a reduction of 87% over costs of $54,166 during the same quarter in the prior year and a 11% decrease over costs of $8,156 in the first quarter of 2003.  The changes in depreciation and amortization can be explained due to the write-down of capital assets during 2002 and in the first quarter of 2003 and due to the average age of the Company's assets being older in fiscal 2003, resulting in a lower depreciation base.

Interest expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense increased to $71,577 for the three months ended June 30, 2003, an increase of 3% over interest expense of $69,572 for the same period in the prior year and expenses of $71,526 in the first quarter of 2003.  The increase is attributable to the increase in the interest payable under the Debenture "B" issued by the Company in 2002.  This increase is offset by the reduction in interest on capital leases due to outstanding debt on the capital leases reaching maturity.

            Net loss and loss per share

Net loss for the three months ended June 30, 2003, amounted to $24,508, a loss of $0.002 per share, compared to a loss of $395,618 or $0.036 per share for the same period in 2002 and a loss of $115,499 or a loss of $0.010 in the first quarter of 2003. This decrease in losses is due to the Company's management continued efforts to control operating costs and to increase revenue streams.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations.  As a result, the Company is reliant on outside sources of funding.  There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations in the future.  In addition, there are no assurances that the Company will be able to secure adequate sources of new capital, whether it be in the form of capital, debt, or other financing sources.

The Company had cash and cash equivalents of $9,576 and a working capital deficit of $1,357,412 at June 30, 2003.  This compares to cash and cash equivalents of $14,682 and a working capital deficit of $1,299,148 at December 31, 2002.

During the six months ended June 30, 2003, the Company generated cash of $39,511 from operating activities compared to approximately $23,910 in the same period in the prior year.  The improvement in cash flow from operating activities in 2003 demonstrates the effectiveness of the Company's efforts to implement efficiencies in operations and reduce overall operating costs in 2003 and in 2002.

RISKS RELATED TO THE COMPANY'S BUSINESS

Need for additional capital to expand our business

The Company has recorded substantial operating losses and, as of June 30, 2003, has an accumulated deficit of $9,314,249.  We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue to expand our business.  The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

History of large operating losses

Since inception, the Company has not had adequate revenue to support operations.  Credit card companies are placing pressure on online gaming due to rejecting online gaming transactions. This in turn is reducing the advertising spent by online gaming companies on our site. The Company is therefore investigating other sources of revenue. The Company has significantly reduced ongoing operating expenses.  However, there can be no assurance that the Company will achieve positive cash flow and operating profitability on a consistent basis.

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

The effect of Government Legislation

During the quarter ended June 30, 2003, the House Judiciary Committee of the US Government approved HR21 "Unlawful Internet Gambling Funding Prohibition Act". This bill creates a new crime of accepting financial instruments, such as credit cards or electronic fund transfers, for debts incurred in illegal Internet gambling. The bill enables state and federal Attorneys General to request that injunctions be issued to any party, such as financial institutions and Internet Service Providers, to assist in the prevention or restraint of illegal Internet gambling.  This bill still needs to be ratified by the Senate before it becomes passed as law. The Company does not offer any illegal Internet gambling and will therefore not be directly affected by this bill, however many of our advertisers will be affected by this bill and therefore the Company's revenue stream maybe affected.

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

ITEM 3.            Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2003, Bingo.com had not entered into or acquired financial instruments that have material market risk.  The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk.  The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheets included in this report.  The exception is the convertible debentures.  The fair value of the debentures payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all.  As a result, the financial statement carrying amount of the debentures payable at June 30, 2003, reflects the market value to the Company for the debt.

 To June 30, 2003, substantially all revenues have been realized or incurred in United States dollars while the majority of costs are incurred in Canadian dollars.

To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar, British Pound or other foreign currencies and our reporting currency, the United States dollar.

ITEM 4.            Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures.

Management evaluated the Company's disclosure controls and procedures as of July 14, 2003, and found them to be operating efficiently and effectively so as to ensure that information required to be disclosed by the Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2003. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

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

The Company believes that Mr. Ach's complaint is without merit and intends to vigorously defend these proceedings and believes the proceeding will not likely produce an outcome, which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Subsequent to the quarter ended June 30, 2003, the Company and Mr. Ach agreed to defer the complaint and counterclaim, for a further ninety days in an attempt to effect a settlement of the matter.

ITEM 2.            Changes in Securities and Use of Proceeds

There were no changes during the quarter ended June 30, 2003.

ITEM 3.            Defaults Upon Senior Securities

Not Applicable

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter into any agreements and arrangements during the quarter ended June 30, 2003.

ITEM 6.            Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (d)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (d)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (c)
10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (c)
10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (d)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (e)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001 and restated as at May 21, 2002 dated July 23, 2003.
99.1	Section 302 Certification of Chief Executive Officer
99.2	Section 302 Certification of Chief Financial Officer
99.3	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
99.4	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

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

Reports on Form 8-K.

During the quarter covered by this report, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed May 15, 2003, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for the quarter ended March 31, 2003.

Current Report on Form 8-K filed May 9, 2003, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

Current Report on Form 8-K filed April 16, 2003, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.
(Registrant)
Date:	August 14, 2003	/S/ T. M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

 Exhibit 99.1

 CERTIFICATIONS

I, T. M. Williams, certify that:

  I have reviewed this quarterly report on Form 10-Q of Bingo.com, Inc.;
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

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Signed :  /S/ T. M.  Williams                                                                Date : August 14, 2003

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

 Exhibit 99.2

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

Signed :  /S/ H. W. Bromley                                                                  Date : August 14, 2003

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

 Exhibit 99.3

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            /s/ "T. M. Williams"

                                                            T. M. Williams

                                                            President and Chief Executive Officer

                                                            August 14, 2003

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

 Exhibit 99.4

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)       The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            /s/ "H. W. Bromley"

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                            August 14, 2003

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

 Exhibit 10. 30

AMENDMENT TO THE RESTATED CONVERTIBLE DEBENTURE ORIGINALLY DATED APRIL 16, 2001 AND RESTATED AS AT MAY 21, 2002.

THIS AGREEMENT made the 23rd day of July 2003.

BETWEEN:

BINGO.COM, INC., a Florida corporation having an office located at 1405-1166 Alberni Street, Vancouver, British Columbia, Canada, V6E 3Z3

(the "Company")

AND:

BINGO, INC., an Anguilla corporation having an office located at First Floor, The Hansa Bank Building, PO Box 727, Landsome Road, The Valley, Anguilla, B.W.I.

(the "Holder")

WHEREAS:

A.         April 16th, 2001,The Company issued to the Holder and Red Ruth Ventures Inc. a Secured Convertible Debenture in exchange for a loan to the Company of the sum of US$ 1,250,000.00 (the "Principal Amount).

B.        On May 21st, 2002, further to a settlement between the Holder and Red Ruth Ventures Inc. and a direction from those two companies, the Company issued to the Holder a Restated Secured Convertible Debenture for the sum of US$1,250,000.00 in substitution for the originally issued Debenture. The Restated Secured Convertible Debenture is hereafter referred to as the "Debenture".

C.        Section 2(a) of the Debenture requires that the interest accruing on the Principal Amount be paid on April 16, 2003, such amount being US$ 250,255.89.

D.        Section 2(a) also requires that interest on the Principal Amount will continue to accrue after April 16, 2003 and the amount of interest, accrued on a quarterly basis, will be due and paid on the first business day of each succeeding quarter through and including April 16, 2006.

E.         As of June 30, 2003, over and above the sum mentioned in "C" above, the amount due to the Holder by virtue of interest on the Principal Amount since April 16, 2003 was US$ 30,821.92.

F.         The total amount of interest due to the Holder as of June 30, 2003 equaled US$ 281,077.81.

G.        As per Section 2(b)(1), the Company may choose to pay interest owing to the Holder by way of issuing common stock of the Company at the prescribed valuation of US$ 0.25 per share (the "Valuation Price").

H.        The Company wishes to exercise its option to pay the interest owing by way of issuing its common stock to the Holder but, given the Company's financial condition, wishes to delay the issuance of such stock, and additional stock for subsequent interest periods, until April 16, 2004 and delay the registration of any stock issued pursuant to this Agreement until the Registration Date (defined below).

I.          The Holder is willing to accept the delay in the issuance of the common stock of the Company until April 16, 2004 in exchange for the Company reducing the Valuation Price from US$ 0.25 per share to $US 0.20 per share (the "New Valuation Price").

J.         As of April 16, 2004, the accumulated interest owing to the Holder will be US$ 400,666.85.

K.        As a further concession to the Company, the Holder is willing to commit to exercising its option, effective April 16, 2004, as set out in Section 2(b)(2), to convert the Principal Amount into shares of the common stock of the Company at the prescribed price of US$ 0.125 per share, with the issuance date being April 16, 2004.

L.         The Company is willing to accept the New Valuation Price as the cost of issuing and registering stock (for the currently due interest payment plus those due over subsequent quarters) as per the current terms of the Debenture will be greater than the cost to the Company of accepting the New Valuation Price. Furthermore, the confirmation that the Holder will exercise its option to convert the Principal Amount into common stock of the Company will provide increased certainty with respect to the financial stability of the Company.

M.       The Holder is also the beneficiary of a second Debenture issued by the Company and dated July 2, 2002 where the Company may opt to pay interest by way of issuing common stock. In order to minimize costs for the Company, the Holder has agreed that the registration of stock issued pursuant to the Debenture and this Agreement may be delayed to coincide with the date of registration of stock issued on July 2, 2004 pursuant to the second Debenture (the "Registration Date").

THEREFORE:

IN CONSIDERATION OF THE MUTUAL PROMISES CONTAINED IN THIS AGREEMENT, THE SUFFICIENCY OF WHICH ARE AGREED TO BY THE PARTIES, THE PARTIES AGREE AS FOLLOWS:

1.         The interest payments due to the Holder (as of June 30, 2003) under the Debenture, being the sum of US$ 281,077.81 plus interest payments due in the subsequent quarters ending on April 16, 2004, the total of which will equal US$ 400,666.85 on such date, will not be due and paid until April 16, 2004.

2.         The Company will pay, pursuant to Section 2(b)(1), the afore-mentioned interest payment of US$ 400,666.85 to the Holder by issuing to it common stock of the Company at the value of US$ 0.20 per share, equaling 2,003,334 shares of the common stock of the Company.

3.          The signing of this Agreement by the Holder will be sufficient notice of its decision to exercise the option contained in Section 2(b)(2) of the Debenture, whereby the Holder chooses to convert the Principal Amount into shares of the common stock of the Company at the stipulated price of $0.125 per share (subject to Section 2(d) of the Debenture), effective April 16, 2004. The stock contemplated by this paragraph will be issued to the Holder concurrently with that contemplated by paragraph 2.

4.         The Holder acknowledges and agrees that the registration of all stock contemplated by this Agreement will not occur until the Registration Date.

5.         Except for the terms specifically modified by this Agreement, the Parties hereby ratify and confirm the Debenture. The Debenture and this Agreement will be read and construed as one document.

6.         Time is of the essence in this Agreement and remains of the essence in the Debenture.

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first above mentioned.

BINGO.COM, INC.

Per:

  /s/ "M. Devereux"

M. Devereux

Authorized Signatory

BINGO, INC.

Per:

   /s/ "D. Curtis"

D. Curtis

Authorized Signatory