Form 10-Q
period 2003-09-30
BINGO COM INC
filed 2003-11-12
CIK 1087853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

Yes X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, was 11,104,608 as of November 12, 2003.

BINGO. COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		2
ITEM 1.	Financial Statements.	2
CONSOLIDATED BALANCE SHEETS		2
CONSOLIDATED STATEMENTS OF OPERATIONS		3
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT		4
CONSOLIDATED STATEMENTS OF CASH FLOWS		5
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
ITEM 4.	Controls and Procedures.	20
PART II - OTHER INFORMATION		21
ITEM 1.	Legal Proceedings	21
ITEM 2.	Changes in Securities and Use of Proceeds	22
ITEM 3.	Defaults Upon Senior Securities	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
ITEM 5.	Other Information	22
ITEM 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		25
EXHIBITS		26
CERTIFICATES		26
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002		28
Exhibit 10.31 Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc Corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003		30

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$42,131	$14,682
Accounts receivable	44,991	5,294
Inventory	715	2,631
Prepaid expenses	20,294	14,093
Total Current Assets	108,131	36,700

Equipment, net	73,263	127,469

Other assets	11,540	29,675

Domain name rights	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $3,377,636 (2002 - $3,346,803)	-	-

Total Assets	$1,450,175	$1,451,085

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$610,085	$597,531
Accounts payable - related party	179,672	151,075
Accrued liabilities	83,268	52,370
Accrued liabilities - related party	326,382	209,702
Unearned revenue	37,850	12,500
Loan payable	221,881	197,134
Current portion of capital leases	510	115,536
Total Current Liabilities	1,459,648	1,335,848

Debenture payable (Note 4)	1,395,000	1,395,000
Less warrants - debenture discount	(288,051)	(372,736)
Net debenture payable	1,106,949	1,022,264

Total Liabilities	2,566,597	2,358,112

Commitments and contingencies (Note 6)

Stockholders' Deficit: (Note 5)
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 11,104,608	11,105	11,105
Additional paid-in capital	8,231,531	8,231,531
Accumulated deficit	(9,334,403)	(9,174,243)
Accumulated other comprehensive loss: Foreign currency translation adjustment	(24,655)	24,580
Total Stockholders' Deficit	(1,116,422)	(907,027)

Total Liabilities and Stockholders' Deficit	$1,450,175	$1,451,085

 See accompanying notes to consolidated financial statements.

 BINGO.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months ended September 30,		Three Months ended September 30,
	2003	2002 (RESTATED)	2003	2002 (RESTATED)

Revenue	$615,175	$558,847	$236,758	$142,443

Cost of revenue	152,683	287,827	53,697	30,693

Gross profit	462,492	271,020	183,061	111,750

Operating expenses:
Depreciation and amortization	22,918	143,367	7,499	33,495
General and administrative	329,190	332,067	120,320	114,244
Selling and marketing	17,665	76,793	3,766	27,741
Total operating expenses	369,773	552,227	131,585	175,480

Income (loss) before other income (expense)	92,719	(281,207)	51,476	(63,730)

Other income (expense):
Loss on disposal of equipment	(38,397)	(237,831)	-	-
Interest expense	(214,761)	(218,980)	(71,657)	(80,176)
Interest income	279	24	27	8

Loss before income taxes	(160,160)	(737,994)	(20,154)	(143,898)

Income tax expense	-	-	-	-

Net loss	$(160,160)	$(737,994)	$(20,154)	$(143,898)

Cumulative translation adjustment	(49,235)	(7,090)	(6,228)	27,826

Comprehensive loss	$(209,395)	$(745,084)	$(26,382)	$(116,072)

Net loss per common share, basic and diluted	$(0.01)	$(0.07)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,104,608	10,902,402	11,104,608	10,997,465

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficiency)

(Unaudited)

	Common stock				Accumulated Other Comprehensive income (loss)
	Shares	Amount	Additional paid-in capital	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Deficit
Balance, December 31, 2002	11,104,608	$ 11,105	$ 8,231,531	$ (9,174,243)	$ 24,580	$ (907,027)

Comprehensive loss:
Net loss	-	-	-	(160,160)	-	(160,160)
Cumulative translation adjustment	-	-	-	-	(49,235)	(49,235)
Balance, September 30, 2003	11,104,608	$ 11,105	$ 8,231,531	$ (9,334,403)	$ (24,655)	$ (1,116,422)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2003	2002 RESTATED
Cash flows from operating activities:
Net loss	$(160,160)	$(737,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,918	143,367
Amortization of warrants - debenture discount	84,685	82,131
Loss on disposal of equipment	38,397	237,831
Stock based compensation costs	-	(8,750)
Changes in operating assets and liabilities:
Accounts receivable	(39,697)	317,688
Prepaid expenses	(6,201)	(11,304)
Inventory	1,916	-
Other assets	18,135	(2,105)
Accounts payable and accrued liabilities	99,165	(114,596)
Unearned revenue	25,350	8,500
Net cash provided (used) by operating activities	84,508	(85,232)

Cash flows from investing activities:
Acquisition of equipment	(7,109)	(81,648)
Acquisition of Bingo.com (UK) PLC		(61,440)
Cash acquired from Subsidiary undertakings		59,026
Payments on domain name contract payable	-	(184,772)
Net cash used in investing activities	(7,109)	(268,834)

Cash flows from financing activities:
Capital lease repayments	(25,462)	(63,611)
Proceeds from loans payable	24,747	150,917
Issue of debenture payable	-	295,000
Net cash (used in) provided by financing activities	(715)	382,306

Effect of exchange rate changes on cash and cash equivalents	(49,235)	(7,090)
Net increase in cash and cash equivalents	27,449	21,150

Cash and cash equivalents, beginning of period	14,682	14,028
Cash and cash equivalents, end of period	$42,131	$35,178

Supplementary information:
Interest paid	$4,869	$26,180
Income taxes paid	$-	$-

Non-cash activities:
Barter Transactions	$-	$2,500

The acquisition of 99% of Bingo.com (UK) plc during August 2002
Cash	$-	$59,026
Accounts Payable	-	(777)
Premium on Acquisition	-	3,191
Net cash outflow from acquisition	$-	$61,440

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $9,334,403 at September 30, 2003.  Management continues to review operations in order to identify strategies designed to generate additional cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

(Unaudited)

3.         Restatement:

The following adjustments were included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, which affected the presented prior year quarterly financial statements.

(a)   Debenture "A" and Debenture "B"

On April 16, 2001, the Company received a loan from, and issued a secured convertible Debenture "A" to, Redruth Ventures Inc., a British Virgin Islands corporation, for $750,000, and to Bingo, Inc., an Anguilla corporation, for $500,000 (collectively, "the Lenders"). On July 2, 2002, the Company issued a convertible debenture "B" for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

The Lenders of Debenture "A" received a total of 12,000,000 common stock purchase warrant "A", and the Lenders of Debenture "B" received a total of 580,000 common stock purchase warrant "B". The Warrant "A" and the Warrant "B" have an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "A" and Debenture "B" are exercisable for a period of three years from the date of the debenture. The Company did not previously account for the value of the warrants upon issuance of the Debenture "A" and Debenture "B" in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

Using the Black-Scholes option pricing model, the Warrant "A" has an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a Warrant "A" debenture discount of $539,036, which will be amortized to interest expense over five years.

Using the Black-Scholes model, the Warrant "B" has an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. .. Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423, which will be amortized to interest expense over four years.

The Company has restated the comparative prior periods presented in the September 30, 2002, consolidated statements of operations to reflect additional interest expense of $82,131 for that nine month period representing amortization of the discounted value of the Warrant "A" in the amount of $539,036 and Warrant "B" in the amount of $20,423.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

(Unaudited)

3.      Restatement: (Continued)

(b) Domain name rights:

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. During 2002, the Company suspended the amortization of the domain name in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer permitted to amortize indefinite life assets.

The effects of the amortization of the Warrant "A" debenture discount and Warrant "B" debenture discount and SFAS 142, on the Company's net loss and basic loss per share for the quarter ended September 30, 2002, were as follows:

	Nine Months ended September 30,	Three Months ended September 30,
	2002 (RESTATED)	2002 (RESTATED)
Net loss - as reported	$(946,176)	$(212,441)
Less : warrant debenture discount	(82,131)	(28,228)
Add back : intangible asset amortization	290,313	96,771
Adjusted net loss	$(737,994)	$(143,898)

Net loss per common share, basic and diluted - as reported	$(0.09)	$(0.02)
Adjusted net loss per common share, basic and diluted	$(0.07)	$(0.01)

Weighted average common shares outstanding, basic and diluted	10,902,402	10,997,465

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

(Unaudited)

4.       Debentures Payable (continued):

On July 23, 2003 the Company and the holders of Debenture "A" agreed to defer the interest due and subsequent interest due until April 16, 2004, when the accrued interest will be paid in common stock of the Company. The Company has agreed, subject to shareholder approval, to lower the conversion price to $0.20 per share ("the new valuation price").

The accrued interest on Debenture "A" as at September 30, 2003, is $318,886 (December 31, 2002 - $206,694). This is included under "Accrued liabilities - related party".

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

Bingo, Inc. received a total of 12,000,000 common stock purchase warrants with an exercise price of $0.25 per share, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website.  The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the issue date of the Debenture "A" and therefore expire April 16, 2004.  As of the date of this report, 4,800,000 warrants remain outstanding under this Debenture "A". The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $80,855 for the nine months ended September 30, 2003. (December 31, 2002 - $108,807)

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture "B" as of September 30, 2003, is $21,738 (December 31, 2002 - $8,724). This is included under "Accrued liabilities - related party and Accrued liabilities".

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

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

5.      Stock Based Compensation:

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

(Unaudited)

5.    Stock Based Compensation: (Continued)

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

	Nine Months ended September 30,		Three Months ended September 30,
	2003	2002 RESTATED	2003	2002 RESTATED
Loss for the period	$(160,160)	$(737,994)	$(20,154)	$(143,898)
Deduct : Total stock based employee expense	(5,771)	(27,344)	-	(27,344)
Loss for the period - pro forma	(165,931)	(765,338)	(20,154)	(171,242)
Basic loss per share - as reported	(0.01)	(0.07)	(0.00)	(0.01)
Basic loss per share - pro forma	(0.01)	(0.07)	(0.00)	(0.02)
Weighted average fair value of options granted during year	0.00	0.00	0.00	0.00

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months ended September 30,	Three Months ended September 30,
	2003	2003
Expected dividend yield	-	-
Expected stock price volatility	158 -174%	158%
Risk-free interest rate	1.21 - 1.28%	1.28%
Expected life of options	5 years	5 years
Block Discount Applied	40%	40%

This block discount applied is due to the illiquidity of shares, as discussed in Note 3.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

(Unaudited)

6.      Commitments :

The Company has the following commitments:

(a)        On August 15, 2002 ("the Effective Date"), the Company, in a related party transaction, acquired from the Company's Chief Executive Officer, 99% of the share capital of Bingo.com (UK) plc. for $61,440. Bingo.com (UK) plc. net assets were $58,249 at the time of acquisition.

Under the terms of the Purchase agreement the Company paid half the purchase price on the Effective Date. The balance of the purchase price plus interest was to be paid no later than six months after the Effective Date. This was extended during the first quarter for a further six months and third quarter for a further six months to February 15, 2004. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

(b)       Subsequent to the quarter ended September 30, 2003, the Company settled a legal dispute with Mr. Roger Ach and the Lottery Channel, Inc. with an effective date of October 17, 2003. In exchange for some cross promotion and the monthly use of their email list, the Company agreed to pay Mr. Ach the sum of $49,435.58.  The amount will be repaid at a rate of $5,000 per month commencing on the earlier of:

i)          Thirty days after the date when the first United States state authorizes the sale of lottery tickets over the internet through The Lottery Channel, Inc.; or

ii)         January 1, 2004.

A final payment will be due in the amount of $4,435.58.

The email list shall contain no fewer than one million email addresses obtained by Games, Inc. or its affliated companies or subsidiaries within 6 months prior to the respective emailing. The first emailing shall commence on the Effective date of the agreement and continue for a period of 5 years unless otherwise agreed in writing by both parties. The Company will substantiate the email addresses on the email list and intends to capitalize the value of the list ($49,435.58) and amortize over 5 years.

In addition the Company agreed to promote the Lottery Channel, Inc. and if legalized, its online sale of lottery tickets with banner and button space on the Company's website www.bingo.com, for a period of 5 years. In the event that the Lottery Channel obtains a license to develop and operate a charitable pay Bingo game within the next 3 years, expiring October 17, 2006, the Company agrees to offer the Lottery Channel, Inc. a license to operate such charitable pay bingo game through the Company's website, www.bingo.com, in exchange for 10% of the gross revenue of the charitable pay Bingo game. The development of the charitable pay Bingo game will be entirely at the expense of the Lottery Channel, Inc.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2003 and 2002

(Unaudited)

7.             Related Party Transactions

For the period ending September 30, 2003, the Company has loans outstanding for $177,201 (December 31, 2002 $154,626) from a current director and officer of the Company. These loans are made up as follows:

(i) $141,982 (December 31, 2002 - $121,931). This loan has no fixed repayment terms and is non-interest bearing.

(ii) $35,219 (December 31, 2002 - $32,695) related to half of the purchase price for the acquisition of Bingo.com (UK) plc as discussed in Note 6.

For the period ending September 30, 2003, the Company has an outstanding loan for $44,680 (December 31, 2002 - $42,508) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum.

For the period ending September 30, 2003, the Company has a liability of $179,672 (December 31, 2002 - $151,075) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. Bingo, Inc. is the holder of Debenture "A" and $50,000 of Debenture "B" as discussed in note 4. The Company has accrued interest payable to Bingo, Inc. of $318,886 (December 31, 2002 - $206,694) on Debenture "A" and $7,496 (December 31, 2002 - $3,008) on Debenture "B".

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B", as discussed in note 4.

Payments made to Bingo, Inc. in relation to the continuing 4% of the proceeding months gross revenue as defined in the amended domain name purchase agreement totaled $24,607 during the nine months ended September 30, 2003.

8.        Subsequent Events:

The following material Subsequent Event occurred as of the time of filing this report:

The ratification of the amendment to the the Convertible Debenture "A" agreement to reduce the valuation price from $0.25 per share to $0.20 per share as discussed in note 4 by the shareholders of the company at the Annual General Meeting of the company on October 15, 2003.

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Inc.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.   The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

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

The Company has incurred significant losses since inception, and as of September 30, 2003, had an accumulated deficit of $9,334,403.  The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales, marketing efforts, interest and depreciation.  There can be no assurances that this will occur.  The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of September 30, 2003, the only long-lived assets reported on the Company's consolidated balance sheet are Equipment and Domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Revenue increased to $236,758 for the quarter ended September 30, 2003, an increase of 66% from revenue of $142,443 for the same period in the prior year and a 16% increase from revenue of $203,947 in the second quarter of 2003.  The company has increased its advertising rates by approximately 10% overall and obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

Cost of revenue

The Company recorded cost of revenue of $53,697 during the quarter ended September 30, 2003, an increase of $23,004 or 75% compared to costs of $30,693 for the same period in the prior year and an 9% increase to costs of $49,201 in the second quarter of 2003.  The gross margin decreased to 77% for the quarter ended September 30, 2003, compared to 78% gross margin in the third quarter of the prior year and increased from 76% in the second quarter of 2003.  Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website.  The increase in cost of revenue, compared to the prior year, is due to the fact that the sales team is now remunerated on a commission only basis whereas in the third quarter of the prior year they were remunerated by a combination of salary and commission. This resulted in higher commission expenses in 2003. In addition, there was an increase in the cost of Web hosting in the quarter ended September 30, 2003. The increase in cost of revenue from the second quarter of 2003 is due to an increase in revenue and therefore an increase in commissions.

            Sales and marketing expenses

Sales and marketing expenses decreased to $3,766 for the quarter ended September 30, 2003, a decrease of  $23,975 (86%) over expenses of $27,741 in the third quarter of 2002 and a decrease of 61% over expenses of $9,707 in the second quarter of 2003.  Sales and marketing expenses include principally costs for marketing, co-brand advertising and prizes for our game site.  The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs.  This decrease for the quarter ended September 30, 2003 compared to the third quarter of 2002 is due to the sales and marketing team now being remunerated on a commission only basis whereas in third quarter of 2002 they were remunerated on a combination of both salary and commission. This decrease was offset by the increase in additional prizes especially the introduction of the daily cash winners in the first quarter of 2003 where players can win $50. This increase in prizes is intended to attract a greater number of players to the site. The sales and marketing expenses decreased in the third quarter of 2003 compared to the second quarter of 2003 due to a large discount in the settlement with a creditor during the third quarter of 2003.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's accounting, administrative and technical staff, premises costs for the Company's office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $120,320 for the third quarter of 2003, an increase of 5% over costs of $114,244 for the same period last year and an 32% increase in costs of $90,859 in the second quarter of 2003.  The Company's management have made and continue to make greater efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses have increased in comparison to the prior year due to an increase in professional services fees such as accounting and legal fees, an increase in payroll costs and an increase in costs due to the weakness of the US Dollar in relation to the Canadian Dollar. These professional fees have increased due to the additional reporting requirements required by the Sarbanes-Oxley Act of 2002. The increase in general and administrative expenses for the third quarter of 2003 compared to the second quarter of 2003 is due to a large settlement with a creditor during the second quarter of 2003.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company's equipment.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization decreased to $7,499 during the quarter ended September 30, 2003, a reduction of 77% over costs of $33,495 during the same quarter in the prior year and a 3% increase over costs of $7,263 in the second quarter of 2003.  The changes in depreciation and amortization can be explained due to the write-downs and disposals of capital assets during 2002 and in the first quarter of 2003 and due to the average age of the Company's assets being older in fiscal 2003, resulting in a lower depreciation base. The increase from the second quarter of 2003 is due to acquisitions of equipment during the third quarter of 2003.

Interest expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense decreased to $71,657 for the three months ended September 30, 2003, a decrease of 11% over interest expense of $80,176 for the same period in the prior year and an increase over interest expenses of $71,577 in the second quarter of 2003.  This decrease in the quarter ended September 30, 2003 compared to the third quarter of 2002 is due to the reduction in interest on capital leases due to outstanding debt on the capital leases reaching maturity.

            Net loss and loss per share

Net loss for the three months ended September 30, 2003, amounted to $20,154, a loss of $0.002 per share, compared to a loss of $143,898 or $0.013 per share for the same period in 2002 and a loss of $24,508 or a loss of $0.002 in the second quarter of 2003. This decrease in losses is due to the Company's management continued efforts to control operating costs and to increase revenue streams.

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

The Company had cash and cash equivalents of $42,131 and a working capital deficit of $1,351,517 at September 30, 2003.  This compares to cash and cash equivalents of $14,682 and a working capital deficit of $1,299,148 at December 31, 2002.

During the nine months ended September 30, 2003, the Company generated cash of $84,508 from operating activities compared to using cash of $85,232 in the same period in the prior year.  The improvement in cash flow from operating activities in 2003 demonstrates the effectiveness of the Company's efforts to implement efficiencies in operations and reduce overall operating costs in 2003 and in 2002.

RISKS RELATED TO THE COMPANY'S BUSINESS

Need for additional capital to expand our business

The Company has recorded substantial operating losses and, as of September 30, 2003, has an accumulated deficit of $9,334,403.  We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue to expand our business.  The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

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

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2003, Bingo.com had not entered into or acquired financial instruments that have material market risk.  The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk.  The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheets included in this report.  The exception is the convertible debentures.  The fair value of the debentures payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all.  As a result, the financial statement carrying amount of the debentures payable at September 30, 2003, reflects the market value to the Company for the debt.

 To September 30, 2003, substantially all revenues have been realized or incurred in United States dollars while the majority of costs are incurred in Canadian dollars.

To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar, British Pound or other foreign currencies and our reporting currency, the United States dollar.

ITEM 4.            Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures.

Management evaluated the Company's disclosure controls and procedures within 90 days prior to the date of this report, and found them to be operating efficiently and effectively so as to ensure that information required to be disclosed by the Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

 (b)         Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2003. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

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

Subsequent to the quarter ended September 30, 2003 the Company settled with Mr. Ach and the Lottery Channel, Inc., with an effective date of October 17, 2003 and agreed to the following terms:

(a)   The Company agreed to pay Mr. Ach the sum of $49,435.58. The amount will be repaid at a rate of $5,000 per month commencing on the earlier of:

i)      Thirty days after the date when the first United States state authorizes the sale of lottery tickets over the internet through the Lottery Channel, Inc.; or

ii)     January 1, 2004.

A final payment will be due in the amount of $4,435.58.

 (b)  Games, Inc., a company affiliated to the Lottery Channel, Inc. will provide Bingo.com, Inc. with one free emailing per month to the then current email list of Games, Inc. and Games, Inc. affiliated companies and subsidiaries to promote the Bingo.com, Inc. corporate business. This email list should contain no fewer than one million email addresses obtained within six months prior to the respective emailing.

 (c)  Within 30 days of the Effective date of the agreement Bingo.com, Inc. and Games, Inc. will provide the other with 468 by 60 pixels banner space for the advertising of www.lottery.com and www.bingo.com.

 (d)  Within 30 days after the first United States state authorizes the sale of lottery tickets over the internet through The Lottery Channel, Inc. or its affiliate company, Games, Inc., the Company shall provide to Games, Inc., or to a Games, Inc. designated affiliate or subsidiary, banners of 468 by 60 pixels and/or buttons of 250 by 250 pixels space on www.bingo.com, enabling Games, Inc. or its designated affiliate or subsidiary to promote Games, Inc. and/or The Lottery Channel Inc.'s online sale of lottery tickets.  The total impression of the banners and buttons provided hereunder shall not exceed five percent (5%) of the total impressions available on the Company's website. This will be in effect for a period of 5 years from the Effective date of the agreement, unless otherwise agreed in writing by the parties hereto.

 (e)   The Company will grant Games, Inc. an exclusive license to develop an charitable pay Bingo game to be accessed through the Company's website www.bingo.com. This charitable pay Bingo game must be conducted by a charitable organization that is officially registered and recognized as a charity in the United States and licensed by said state to provide and operate an online charity bingo game for North American players. In addition all operations and servers of the charitable organization, and/or all operations and servers of any agent of the charitable organization which has been properly and lawfully authorized by the charitable organization to conduct the charitable pay bingo game, must be located in the United States. This exclusive license to develop a charitable pay Bingo game will be for 3 years from the Effective date of the agreement or for longer period as agreed to by both parties in writing. Failure to develop and operate a charitable pay bingo game or a government pay bingo lottery game, within 3 years, all rights, obligations and responsibilities of this exclusive license shall be void and all parties shall be released from further obligations from this license.

If Games, Inc. successfully develops a charitable pay bingo game then Games, Inc. will have exclusive right to maintain access to that charitable pay bingo game through the www.bingo.com web-site for a period of ten years from the date Games, Inc. first develops the charitable pay bingo game. In exchange the Company will receive 10% of the gross revenues, as reported in Games, Inc. quarterly reports, from the charitable bingo gaming and government pay bingo lottery gaming for the preceding quarter, with a minimum payment of $15,000 per quarter after the first 12 months of operating period.

At the end of the ten year period, Games, Inc. will have the option three times to extend the period for 5 years per extension, in exchange for the commission increasing to 15% and a minimum payment of $22,500 per quarter.

Failure to make the commission payments by Games, Inc. then Bingo.com, Inc. will be released from all obligations of the exclusive license agreement.

ITEM 2.            Changes in Securities

There were no changes during the quarter ended September 30, 2003.

ITEM 3.            Defaults Upon Senior Securities

Not Applicable

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company entered the following agreements during the quarter ended September 30, 2003 :

(a)        The Company and the holder of Debenture "A" (Bingo, Inc.) have agreed to defer the interest due on Debenture "A" and subsequent interest due on Debenture "A" until April 16, 2004, when the accrued interest on Debenture "A" will be paid in common stock of the Company. The Company has agreed, subject to shareholder approval, to lower the conversion price to $0.20 per share ("the new valuation price"). (The details of the agreement were disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the SEC). Subsequent to the quarter ended September 30, 2003, the agreement was ratified by the shareholders of the company at the Annual General Meeting of the company on October 15, 2003.

In addition it has been agreed between Bingo, Inc. and the Company that on April 16, 2004, Bingo, Inc. will exercise their right to convert all the outstanding principal of Debenture "A" into shares of the Company. The common stock that will be issued upon conversion of the Debenture "A" will be subject to certain resale restrictions, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act").

(b)        On August 15, 2002, the Company, in a related party transaction, acquired from the Company's Chief Executive Officer, 99% of the share capital of Bingo.com (UK) plc. for approximately $61,000. Bingo.com (UK) plc. net assets were approximately $58,000 at the time of acquisition.

Under the terms of the Purchase agreement the Company paid half the purchase price on the Effective Date. The balance of the purchase price plus interest will be paid no later than six months after the Effective Date. The time period for this payment was extended for a further six months to August 15, 2003. It has been agreed to extend the time period for a further six months to February 15, 2004. Interest shall accrue on the outstanding amount at a fixed rate of 5% per annum.

ITEM 6.            Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (d)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (d)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T. M. Williams (Row), Ltd., and T. M. Williams. (c)

Exhibits (continued)

Exhibit Number	Description
10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (c)
10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (c)
10.28	Share Purchase agreement between T. M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (d)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (e)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001 and restated as at May 21, 2002 dated July 23, 2003. (f)
33.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

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

(f) ) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2003, on August 14, 2002.

Reports on Form 8-K.

During the quarter covered by this report, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed July 31, 2003, reporting the amendment to the restated convertible debenture originally dated April 16, 2001 and restated as at May 21, 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.
(Registrant)
Date:	November 12, 2003	/S/ T. M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
/S/ H. W. Bromley
H. W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

 CERTIFICATIONS

I, T. M. Williams, certify that:

  I have reviewed this quarterly report on Form 10-Q of Bingo.com, Inc.
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

  Bingo.com, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Bingo.com, Inc. and have:

a)    such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bingo.com, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2003 covered by this quarterly report based on such evaluation; and

d)    disclosed in this quarterly report any change in Bingo.com, Inc.'s internal control over financial reporting that occurred during the Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bingo.com, Inc.'s internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc. auditors and the audit committee of the Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Inc.'s ability to record, process, summarize and report financial information; and;

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Bingo.com, Inc.'s internal controls; and

Signed :              /S/ T. M. Williams                                                            Date : November 12, 2003

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Bingo.com, Inc.
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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Bingo.com, Inc. and have:

a)    such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bingo.com, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    evaluated the effectiveness of Bingo.com, Inc. disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2003 covered by this quarterly report based on such evaluation; and

d)    disclosed in this quarterly report any change in Bingo.com, Inc.'s internal control over financial reporting that occurred during the Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bingo.com, Inc.'s internal control over financial reporting; and

  Bingo.com, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc. auditors and the audit committee of the Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Inc.'s ability to record, process, summarize and report financial information; and;

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Bingo.com, Inc.'s internal controls; and

Signed :              /S/ H. W. Bromley                                                        Date : November 12, 2003

H. W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ T. M. Williams

                                                            T. M. Williams

                                                            President and Chief Executive Officer

                                                            November 12, 2003

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                            November 12, 2003

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 10. 31

SETTLEMENT AGREEMENT BETWEEN AND AMONG ROGER ACH, BINGO.COM, INC., THE LOTTERY CHANNEL, INC. A/K/A GAMEBANC CORPORATION AND GAMES, INC. AND AGREEMENT FOR CROSS PROMOTION DATED OCTOBER 17, 2003.

This Settlement Agreement and Agreement for Cross Promotion ("Agreement") is effective as of October 17, 2003 ("Effective Date"), between and among Roger Ach ("ACH"), Bingo.com, Inc. ("BINGO.Com"), The Lottery Channel, Inc. a/k/a Gamebanc Corporation ("LOTTERY") and Games, Inc. ("GAMES");

WHEREAS, ACH initiated an action against BINGO.COM for payment on a promissory note in the Hamilton County Court of Common Pleas, and BINGO.COM asserted counterclaims against ACH and LOTTERY for payment of certain invoices for internet advertising services, entitled Roger Ach v. Bingo.com, Inc. v. The Lottery Channel, Inc., Case No. A0104486 ("the Litigation");

WHEREAS, the parties desire to settle the Litigation under the terms and conditions hereinafter set forth; and

WHEREAS, BINGO.COM and GAMES further desire to participate in certain cross promotions for one another and to promote a charitable pay bingo game;

NOW, THEREFORE, in consideration of the mutual promises contained herein, the sufficiency of which is hereby acknowledged, the parties agree as follows:

(1)     Settlement Payment:  In consideration of the promises and releases set forth herein, BINGO.COM shall pay ACH the total sum of $49,435.58USD, calculated as the $45,000.00 USD face value of the promissory note at issue in the Litigation plus interest.

(a)     Schedule:  The $49,435.58 USD shall be repaid at the rate of $5,000.00 USD per month until paid, commencing on the earlier of (i) thirty days after the date when the first state authorizes the sale of lottery tickets over the internet through LOTTERY, or (ii) January 1, 2004.  After the initial payment is made, subsequent payments in the amount of $5,000.00 USD shall be due on the first day of each following calendar month until the balance is paid.  A final payment will be due in the amount of $4,435.58 USD.

(2)     Cross Promotions:  In consideration of the promises and releases set forth herein, BINGO.COM and GAMES agree to provide certain cross promotions as follows:

(a)     Free emailing:  GAMES will provide BINGO.COM with one free emailing per month to the then current email list of GAMES and GAMES' affiliated companies and subsidiaries ("the Current Email List") with material provided by BINGO.COM, enabling BINGO.COM to promote BINGO.COM's corporate business, including but not limited to the promotion of the www.bingo.com website.  The first emailing shall commence on the Effective Date of this Agreement and subsequent emailings shall be made thereafter on the first day of each subsequent month.

(i)    Procedure for free emailing:  GAMES may provide the free emailing either (1) by providing BINGO.COM with the Current Email List of GAMES and GAMES' affiliated companies and subsidiaries, with BINGO.COM to conduct the emailings by use of the Current Email List at BINGO.COM's sole expense; or (2) by conducting the emailings to its Current Email List with content prepared by BINGO.COM, with GAMES to conduct the emailings by use of the Current Email List at GAMES' sole expense.

 (ii)  Content of Current Email List:  BINGO.COM requires, and GAMES agrees to provide, a Current Email List that contains every email address on the combined email address lists of GAMES and its affiliated and subsidiary companies and that contains no fewer than one million (1,000,000) email addresses obtained by GAMES or its respective affiliated or subsidiary companies within the six (6) months prior to the respective emailing.  For each emailing, GAMES further agrees to identify for BINGO.COM which email addresses were obtained by GAMES or its respective affiliated or subsidiary companies within the six (6) months prior to the respective emailing.

(iii)  Content of emailing:  The content of the free emailings provided herein shall be agreed upon by both parties.

(b)     Mutual promotion on websites:  Within thirty (30) days of the Effective Date hereof, BINGO.COM and GAMES further agree to provide the other with a banner on www.bingo.com and www.lottery.com, respectively, as follows:  BINGO.COM shall provide GAMES with a banner on www.bingo.com of 468 by 60 pixels which reads "Come to www.lottery.com," or other words mutually agreed upon by the parties in writing; and GAMES shall provide BINGO.COM with a banner on www.lottery.com of 468 by 60 pixels which reads "Come to www.bingo.com," or other words mutually agreed upon by the parties in writing.  No changes to the text of the banners shall be made unless approved in writing by both parties.

(c)     Promotion after on-line lottery tickets authorized in United States: Within thirty (30) days after the date when the first United States state authorizes the sale of lottery tickets over the internet through GAMES or LOTTERY, BINGO.COM shall provide to GAMES, or to GAMES' designated affiliate or subsidiary, banners of 468 by 60 pixels and/or buttons of 250 by 250 pixels on www.bingo.com, enabling GAMES or its designated affiliate or subsidiary to promote GAMES' and/or LOTTERY's online sale of lottery tickets.  The total impression of the banners and buttons provided hereunder shall not exceed five percent (5%) of the total impressions available on the website.  Each banner or button provided by BINGO.COM shall read "Visit www.lottery.com for online lottery ticket sales," or other words mutually agreed upon in writing by BINGO.COM and GAMES.

 (d)    Term:  The cross-promotions set forth in section 2 hereof shall continue for a period of five (5) years from the Effective Date of this Agreement, unless otherwise agreed in writing by the parties hereto.

(3)     Charity and Government Bingo:  In consideration of the promises and releases set forth herein, GAMES further agrees to seek out and execute an agreement with an appropriate charitable organization and/or governmental entity and, thereafter to develop and launch a charitable pay bingo game or government pay bingo lottery game, in accordance with any applicable laws and regulatory authorities, and BINGO.COM agrees to promote said pay bingo lottery game and/or government pay bingo lottery game, as follows:

(a)     Definitions and restrictions:  As used herein, the term "charitable pay bingo game" shall refer to an online bingo game conducted by an organization that is officially registered and recognized as a charity in a United States state, excluding aboriginal reserves, and that is duly authorized, permitted and licensed by said state to provide and operate an online charity bingo game for North American players.   All operations and servers of the charitable organization, and/or all operations and servers of any agent of the charitable organization which has been properly and lawfully authorized by the charitable organization to conduct the charitable pay bingo game, must be located in the United States.  Further, the charitable organization in question must be the beneficiary of a reasonable amount of the proceeds from the charitable pay bingo game and, except for those players who are supplied through www.bingo.com in accordance with section 3(b) of this Agreement, must be the supplier of the players for the online charitable pay bingo game.   As used herein, the term "government pay bingo lottery game" shall refer to a paid bingo game for or in conjunction with a state or Provincial lottery in jurisdictions where it is a permitted activity.

(b)     Grant of Exclusive License to Develop Charitable Pay Bingo Game to Be Accessed Through "www.bingo.com":  For a period of three (3) years from the Effective Date of this Agreement or for such longer period as agreed to by the parties in writing ("the Development Period"), and subject to the exceptions set forth in section 3(c), BINGO.COM hereby grants GAMES the exclusive right to develop a charitable pay bingo game, as defined herein, to be accessed from the "www.bingo.com" web-site.

(i)      Failure to develop charitable pay bingo game or government pay bingo lottery game within three years of the Effective Date:  If GAMES fails to develop and have in operation a charitable pay bingo game or a government pay bingo lottery game, as defined herein, within the Development Period, all rights, obligations and responsibilities under section 3 of this Agreement shall be void and all parties shall be released from further obligations under section 3.

(c)     Grant of License to maintain charitable pay bingo site once established:  If GAMES successfully develops a charitable pay bingo game, as defined herein, BINGO.COM hereby agrees to grant GAMES the exclusive right to maintain access to that charitable pay bingo game through the "www.bingo.com" web-site for a period of ten (10) years from the date GAMES first develops the charitable pay bingo game ("the Operating Period").  Nothing herein is intended nor shall be construed to limit the authority of GAMES to develop, market and/or operate a pay bingo game or similar games accessible through web-sites other than www.bingo.com without the payment to BINGO.COM or any other party of any commission, charge or other fee of any kind.  Further, nothing herein is intended nor shall be construed to limit the authority of BINGO.COM itself to develop, market and/or operate a charitable pay bingo game or government pay bingo lottery game, to be accessed from the "www.bingo.com" web-site.

(i)      Payment of Commissions During Operating Period:

1.        Payment of commissions during Operating Period:  During the initial ten-year Operating Period, GAMES will pay to BINGO.COM on a quarterly basis a commission equal to ten percent of GAMES' gross revenues from charitable bingo gaming and government pay bingo lottery gaming for the preceding quarter.  The commission shall be calculated on the gross revenues of the operating segment of GAMES that conducts the charitable bingo gaming and government pay bingo lottery gaming, as those revenues are reported in GAMES' 10-Q for the preceding quarter under GAAP segregated accounting.  If GAMES' 10-Q filing fails to account for the gross revenues attributable to charitable bingo gaming and government pay bingo lottery gaming, GAMES shall provide verified financial information to BINGO.COM sufficient for BINGO.COM to identify those revenues attributable to charitable bingo gaming and government pay bingo lottery gaming.  In a writing accompanying each disclosure of financial information, GAMES' chief financial officer shall attest, to the best of his knowledge, information and belief, to the accuracy and completeness of the financial information.  Payments for the preceding financial quarter shall be due on January 1, April 1, July 1, and October 1 of each year of the Operating Period.

2.    Minimum Payment after first twelve (12) months of Operating Period:  Following the first twelve (12) months of the Operating Period, GAMES shall thereafter pay to BINGO.COM on the first day of each calendar quarter a minimum monthly payment of $15,000.00 USD per quarter, to be applied against quarterly royalties as set forth in section 3(c)(i)(1) of this Agreement.

3.    Entitlement to minimum payments:  In any quarter after the first twelve (12) months of the Operating Period where the royalties owed under section 3(c)(i) amount to an average of less than $5,000.00 USD per month, BINGO.COM shall nonetheless be entitled to retain the payments of $15,000.00 USD per quarter, without any offset against or effect upon BINGO.COM's rights to payments and royalties for past or future quarters.  In any quarter where royalties owed under section 3(c)(i) amount to an average of more than $5,000.00 USD per month, BINGO.COM shall be entitled to the royalties actually accrued, with an offset only for the minimum payment of $15,000.00 USD made during the quarter in question, but without any offset or reduction for previous or future quarters in which quarterly royalties were less than an average of $15,000.00 USD.

(ii)     Extension of Operating Period rights to maintain charitable pay bingo site:  At any time prior to the expiration of the initial Operating Period GAMES will have the option of extending the Operating Period three (3) times for a period of five (5) years per extension on the terms set forth below.

1.    Payment of Commissions During Extension(s) of Operating Period: During any extension of the Operating Period, GAMES will pay to BINGO.COM on a quarterly basis a commission equal to fifteen percent of GAMES' gross revenues from charitable bingo gaming and government pay bingo lottery gaming, as those revenues are reported in GAMES' 10-Q for the preceding quarter under GAAP segregated accounting.  If GAMES' 10-Q filing fails to account for the gross revenues attributable to charitable bingo gaming and government pay bingo lottery gaming, GAMES shall provide verified financial information to BINGO.COM sufficient for BINGO.COM to identify those revenues attributable to charitable bingo gaming and government pay bingo lottery gaming. In a writing accompanying each disclosure of financial information, GAMES' chief financial officer shall attest, to the best of his knowledge, information and belief, to the accuracy and completeness of the financial information.

2.     Minimum Payment During Extensions of Operating Period:  During any extension of the Operating Period, GAMES shall pay to BINGO.COM on the first day of each calendar quarter a minimum quarterly payment of $22,500.00 USD per quarter, to be applied against quarterly royalties as set forth in section 3(c)(ii)(1) of this Agreement.

3.    Entitlement to minimum payments:  In any quarter during an extension of the Operating Period where the royalties owed under section 3(c)(ii) amount to an average of less than $7,500.00 USD per month, BINGO.COM shall nonetheless be entitled to retain the payments of $22,500.00 USD per quarter, without any offset against or effect upon BINGO.COM's rights to payments and royalties for past or future quarters.  In any quarter where royalties owed under section 3(c)(ii) amount to an average of more than $7,500.00 USD per month, BINGO.COM shall be entitled to the royalties actually accrued, with an offset only for the minimum payment of $22,500.00 USD made during the quarter in question, but without any offset or reduction for previous or future quarters in which quarterly royalties were less than an average of $22,500.00 USD.

(d)     Development of charitable pay bingo and government pay bingo lottery gaming

(i)    Grant of space and access during the Operating Period:  Space and access from the "www.bingo.com" web-site shall be mutually agreed upon by the parties, so as to prominently feature charitable pay bingo games and government pay bingo lottery games provided by GAMES, along with BINGO.COM's offerings.

(ii)   Compliance of charitable pay bingo games and government pay bingo lottery games with applicable regulations:  GAMES agrees to ensure that any such games are in full compliance with all applicable regulatory authorities and, without limiting the generality of the foregoing, with the primary regulatory authority in the jurisdiction of the player.

(iii)   Cost of Development:  GAMES further agrees to bear the expense of development and operation of the charitable pay bingo games and government pay bingo lottery games.

(e)     Failure to Pay Commissions:  If GAMES fails to make any required commission payments, BINGO.COM shall be released from any further obligations under section 3 of this Agreement.

(4)        Mutual Release:

(a)     In consideration of ACH's, LOTTERY's and GAMES' promises, representations and releases as set forth herein, BINGO.COM hereby releases and forever discharges ACH, LOTTERY and GAMES, their officers, agents, employees, successors, and assigns from any and all claims, demands, actions, causes of action, cross-claims, counterclaims, suits, debts, liens, contracts, agreements, promises, liabilities, judgments, orders, damages, losses, costs and expenses existing as of the date of this Agreement, whether known or unknown.

(b)     In consideration of BINGO.COM's promises, representations and releases as set forth herein, ACH, LOTTERY and GAMES hereby release and forever discharge BINGO.COM, its officers, agents, employees, successors, and assigns from any and all claims, demands, actions, causes of action, cross-claims, counterclaims, suits, debts, liens, contracts, agreements, promises, liabilities, judgments, orders, damages, losses, costs and expenses existing as of the date of this Agreement, whether known or unknown.

(5)        Dismissal of Action:  Within ten (10) days of the Effective Date of this Agreement, the parties will dismiss with prejudice or cause to be dismissed with prejudice all claims asserted by them in the Litigation with all parties to bear their own costs.

(6)        This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.

(7)        The validity, terms, performance and enforcement of this Agreement shall be governed and construed by its provisions and in accordance with the laws of the State of Ohio (without regard to conflicts of laws principles) as if this Agreement were negotiated, executed, delivered and performed solely in the State of Ohio.  Any action to enforce or interpret this Agreement shall be brought only in a court located in Hamilton County, Ohio and the parties hereto expressly consent to personal jurisdiction in such courts.

(8)        The undersigned corporations hereby represent and warrant that they have approved the execution of this Agreement and have authorized and directed the signatory officers herein below to execute and deliver this Agreement and such other documents as necessary or appropriate to implement this Agreement, which representations and warranties shall survive the execution and consummation of the transactions set forth herein.

(9)        The parties agree to issue at least one joint press release regarding this Agreement, the wording of which will be mutually agreed upon.

 (10)    This Agreement embodies the entire understanding between the parties and there are no prior representations, warranties, or agreements between the parties relating hereto, and this Agreement is executed and delivered upon the basis of this understanding.  No change in, modification of or addition, amendment or supplement to the agreement and releases set forth in this Agreement shall be valid unless set forth in writing signed by all of the parties subsequent to the effective date set forth in this Agreement.

(11)     The parties acknowledge and agree that:  (a) each party and its counsel have reviewed and negotiated the terms and provisions of this Agreement; and (b) the terms and provisions of this Agreement shall be construed fairly as to all parties and not in favor of or against any party, regardless of which party was generally responsible for the Agreement's preparation.

(12)      The parties agree that if any part, term or provision of this Agreement shall be found illegal or in conflict with any valid controlling law, the validity of the remaining provisions shall not be affected thereby.

(13)      This Agreement is in settlement and compromise of disputed claims and nothing contained in this Agreement (including but not limited to the payment which is required by this Agreement) is to be construed as an admission of liability by any party hereto.

(14)     This Agreement may be executed in multiple copies, each of which may serve as an original.

IN WITNESS THEREOF, the parties hereto have caused this Settlement Agreement and Agreement for Cross Promotion to be executed as set forth below.

THE LOTTERY CHANNEL, INC. a/k/a

GAMEBANC CORPORATION

Name (printed):             Roger W. Ach II

Signature:            /s/ Roger W. Ach II

Title:                 Chief Executive Officer

Date:                October 17, 2003

GAMES, INC.

Name (printed):             Roger W. Ach II

Signature:            /s/ Roger W. Ach II

Title:                 Chief Executive Officer

Date:                October 17, 2003

ROGER ACH

Signature: __ /s/ Roger W. Ach II__________

Date:_______ October 17, 2003___________

BINGO.COM, INC.

Name (printed):             T. M. Williams

Signature:            /s/ T. M. Williams

Title:                 Chief Executive Officer

Date:                October 17, 2003