Form 10-K
period 2003-12-31
BINGO COM INC
filed 2004-03-29
CIK 1087853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 26, 2004, being $0.08 per share: $749,180.  The number of shares of the registrant's common stock outstanding on March 26, 2004, was 11,104,608. The registrant's common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BIGR".

 DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY  AND

RELATED STOCKHOLDER MATTERS..................................................................................  20

ITEM 6. SELECTED FINANCIAL DATA................................................................................  21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION..............................................  22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK........................................................................................................... 28

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................  29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

ITEMS 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.......................................... 69

EXHIBIT LIST.........................................................................................................................   71

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

ITEM 1.  BUSINESS

Introduction

Bingo.com, Inc. (the "Company") is in the business of developing and operating a bingo based web portal designed to provide a variety of free games and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. The Company envisions becoming the preeminent bingo-based web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers. The Company's existing website has attracted over 950,000 registered users and served over 2,000,000,000 bingo cards since its inception; the Company intends to continue to build on this subscriber base to further develop its online presence.

The Company generates revenue principally from the free website, which is supported by advertising revenue obtained by displaying advertisements on our web site and delivering advertisements to our players by email.

The free site provides content to our players in the form of free-to-play, multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, Secret Garden Bingo, and the like, as well as online video poker, sweepstakes and slot machines. We also offer our registered players other forms of entertainment such as fortune telling, chat rooms, and member profiles.

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

The Company conducts its business through the Florida incorporated entity and through its wholly owned subsidiary English Bay Office Management Limited (previously Bingo.com (Canada) Enterprises Inc. ("English Bay"). English Bay was incorporated under the laws of British Columbia, Canada, on February 10, 1998 as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed it name to English Bay Office Management Limited on September 8, 2003.

On August 15, 2002, the Company acquired 99% of the share capital of Bingo.com (UK) plc ("Bingo UK"). Bingo UK was incorporated under the laws of England and Wales on August 18, 2000, as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002.

The Company also maintains a number of inactive wholly-owned subsidiaries.  These include

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

Bingo.com Domain Name

On January 18, 1999, the Company purchased the exclusive right to use the domain name bingo.com from a then unrelated company Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase price amounting to 4% of our annual gross revenues, with a total minimum guaranteed Domain Name Purchase payment of $1,100,000 in the first three years of the 99 year period ended December 31, 2098. During the year ended December 31, 2002, the agreement was amended so that the remaining Domain Name Purchase payments to the vendor are made monthly, based on 4% of the preceding months gross revenue. The value of the bingo.com domain name was based on factors such as the relationship of the name to our business, the ability for us to create a brand for our Website and portal based on the name, the ease of internet browser search ability of the domain name and the ability of visitors to our website to remember and associate the name with our website and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the name was reasonable.

During the year ended December 31, 2003, the Company made payments totaling $35,556 (2002 -$12,023) related to payments based on 4% of the preceding months gross revenue as defined in the amended agreement. In 2002, the Company made payments of $184,772 relating to the final payment made in accordance with the agreement for the minimum guaranteed domain name purchase payment. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

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

The Company uses the appeal of the bingo.com domain name to sell advertising on the free site, which is currently the Company's primary revenue source. Advertising revenue from the bingo.com website accounted for approximately 99% of our revenue for the year ended December 31, 2003. During the year ended December 31, 2003, over 200 million player sessions were offered to the Company's registered players. The average visitor session length was 55 minutes per user. The Company's website continues to be one of the stickiest sites on the Internet. As a result of this appeal to web users, the Company serves over 1.2 billion ads on the bingo.com website during the year ended December 31, 2003.

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

Build multiple revenue streams

We currently generate revenue from selling advertising on the free bingo site, and through other initiatives such as co-branding and affiliates. An example of this is the online store Walter Drake, where bingo.com users can receive discounts on purchases made at the Walter Drake site. The Company receives a commission for all purchases made on the Walter Drake site by our users. We expect to continue to offer similar sorts of arrangements with the goal of building a diversified revenue base. There are also other methods of broadening our revenue base that we intend to pursue. Some of these include offering a premium service, via subscription, on our free site and providing traditional bingo for cash to non-North American players. The Company currently earns revenues from its portal through a variety of ways, such as the following:

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

Entertainment and game sites have become increasingly popular and are showing strong growth rates. The Company's Website traffic reports indicate that between 800 and 1200 new players a day are registering with www.bingo.com. There has been in excess of 35,000 unique visitors per day, with an average visitor session length of more than 55 minutes. The Company is becoming the premier online destination for Web-based bingo entertainment and a leading entertainment destination on the Internet.

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

Employees

As of December 31, 2003, the Company had six full-time employees, not including temporary personnel, consultants, and independent contractors. The Company retains consultants to provide special expertise in developing strategy, marketing, software and technologies and outsources its development resources. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

We are substantially dependent upon the continued services and performance of T. M. Williams, our President, Chief Executive Officer and Chairman of our Board. The loss of the services of this key individual would have a material adverse effect on our business, financial condition and results of operations.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We are in the business of developing and operating a bingo based web portal designed to provide a variety of free games and intend to provide traditional bingo for cash games for residents outside of North America, and other forms of entertainment on the Internet. At the end of fiscal 2003, the majority of the Company's equipment was located in Canada.

Seasonality

The Company does not believe that seasonality has an effect on its traffic volumes or its revenue realization.

Competition

The Company faces competition primarily from other companies that target the entertainment segment of the market. Lycos, Inc., through its site Gamesville, Electronic Arts Inc., through its site Pogo, and Vivendi Universal, through its site Flipside, are large online entertainment destinations, offering games, game shows and other interactive experiences to users. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting users from these sites.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $1,955,200 in fiscal 2001, $968,708 in fiscal 2002 and $235,491 in fiscal 2003.  As of December 31, 2003, we had an accumulated deficit of  $9,409,734, and during the year ended December 31, 2003, we provided cash of  $58,749 in operating activities (2002 - used cash of $95,275, 2001 - used cash of $646,717). Although we reduced our operating costs and our cash utilization rate significantly during the 2003 fiscal year, we will continue to incur sales and marketing and general and administrative expenses in the future. As a result, we may incur losses in the future and will need to generate higher revenues in order to achieve sustainable profitability.

Our financial statements have been prepared on a going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern principle is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. If the Company is unable to achieve profitable operations or obtain additional financing, we may be required to reduce or to limit operations, or cease operations altogether. The auditors' report on the December 31, 2003, consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able to generate sufficient revenue to entirely support our operations in fiscal 2004 due to a number of factors including, among others:

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

         the impact of government legislation on our advertisers.

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

          our ability to generate revenues will depend on selling advertising on a website focused on bingo entertainment;

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

          our business is dependent upon the Internet for commerce and growth;

          general economic conditions could change and adversely affect our business;

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

We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue. As of December 31, 2003, we had $34,046 in cash. Although our cash flow is improving, we may need to obtain additional financing to grow our operations for the duration of 2004. The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

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

The effect of Government Legislation

During the 2003 fiscal year, the House Judiciary Committee of the US Government approved HR21 "Unlawful Internet Gambling Funding Prohibition Act". This bill creates a new crime of accepting financial instruments, such as credit cards or electronic fund transfers, for debts incurred in illegal Internet gambling. The bill enables state and federal Attorneys General to request that injunctions be issued to any party, such as financial institutions and Internet Service Providers, to assist in the prevention or restraint of illegal Internet gambling.  This bill still needs to be ratified by the Senate before it becomes passed as law. The Company does not offer any illegal Internet gambling and will therefore not be directly affected by this bill, however many of our advertisers will be affected by this bill and therefore the Company's revenue stream maybe affected.

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

If we are unable to maintain our popularity with third party Search engines then our customer base, and therefore, our advertising revenue will not continue to grow.

Due to our limited capital we do not run large advertising campaigns. We are, therefore, reliant on third party Search engines such as Google and Yahoo! to provide prospective customers with links to facilitate traffic to www.bingo.com. Historically, the Company's Website has been listed first when users have searched for the word "bingo" on many third party search engines. This ranking continues today but, given the increasing competition for rankings, including the trend towards paid rankings, there can be no guarantees that the Company's Website will continue to maintain such a ranking. The high ranking levels that the Company's Website has maintained has resulted in Bingo.com obtaining between 800 to 1200 new registrations per day which, is highly attractive to our advertisers. We believe that these search engines are important in order to facilitate broad market acceptance of our service and thus enhance our sales. We continue to look for new methods to optimize our ranking position with various Internet Search Engines, including the maintenance of reciprocal links with complementary third party sites.

Our financial position and results of operations will vary depending on a number of factors, most of which are out of our control

We anticipate that our operating results will vary widely depending on a number of factors, some of which are beyond our control. These factors are likely to include, but not be limited to:

          demand for our online services by registered users, advertisers and consumers;

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

          changes and introduction of new software e.g. Pop up blockers;

          technical difficulties, system failures or Internet downtime;

          government regulations related to our business, and to the Internet, especially the "Unlawful Internet Gambling Funding Prohibition Act", which has yet to be ratified by the United States Senate. This bill prohibits accepting of financial instruments, such as credit cards or electronic fund transfers, for debts incurred in illegal Internet gambling. This does not affect us directly but may affect some of our advertisers and, therefore, our revenue;

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

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web portal, limit our ability to sell advertising, or interfere with future operations of the Company

There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose the Company to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require the Company to incur significant expenses in complying with any new regulations. The European Union has adopted privacy and copyright directives that may impose additional burdens and costs on international operations. The State of California has introduced tough new laws regarding the distribution of unsolicited emails to potential customers.

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

In addition, because legislation and other regulations relating to online games vary by jurisdiction, from state to state and from country to country, it is difficult for us to ensure that our players are accessing our portal from a jurisdiction where it is legal to play our games.  We therefore, cannot ensure that we will not be subject to enforcement actions as a result of this uncertainty and difficulty in controlling access.

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

On July 23, 2003, the holder of Debenture "A", Bingo, Inc., agreed to defer the interest due and subsequent interest due until April 16, 2004, when the accrued interest will be paid in common stock of the Company at an agreed conversion price of $0.20 per share and to exercise their right to convert all the outstanding principle of Debenture "A" into common shares of the Company. The conversion of the balance of Debenture "A" & Debenture "B" (the "Debentures") and the accrued interest on Debenture "A" outstanding at December 31, 2003, into shares of common stock would have resulted in Bingo, Inc. owning an aggregate of 48% of our common stock. The conversion of the Debentures and the accrued Interest will provide the lenders with a certain level of control over matters requiring approval of our stockholders and will result in dilution to our stockholders.

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline. As of the date of this report, we have outstanding 11,104,608 shares of common stock, a Debenture "A" payable convertible at the option of the holder into a total of 10,000,000 shares of common stock and a Debenture "B" payable convertible at the option of the holders into a total of 966,667 shares of common stock, accrued Interest on Debenture "A" convertible into 1,783,471 share of common stock, stock purchase Warrant "A" to purchase a total of 4,800,0000 shares of common stock and stock purchase Warrant "B" to purchase a total of 580,0000 shares of common stock, and stock purchase options to acquire an aggregate of 2,000,000 shares of common stock, of which 1,457,100 were vested and exercisable as at December 31, 2003.

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

ITEM 2. PROPERTIES.

Our primary administrative, sales and marketing facility is located in leased space in Vancouver, British Columbia.  This facility occupies approximately 2,000 square feet.  We entered into a sublease arrangement on March 1, 2002, with a term of 43 months and ending September 29, 2005. The monthly rental is approximately $2,900 per month. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the fiscal year ended December 31, 2003. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

On July 6, 2001, Roger W. Ach, II, filed a complaint in the Court of Common Pleas, Hamilton County, Ohio against us in connection with a promissory note issued by us.  Mr. Ach alleges that on or about March 16, 2001, the Company borrowed the sum of $45,000 and executed and delivered to him a promissory note and that the Company owes him the amount of the Note together with interest from March 16, 2001, at the rate of prime plus 1%.  Mr. Ach demands judgment against the Company in the sum of $45,000, plus interest and costs.

On October 5, 2001, the Company filed an Answer, Counterclaim and third party complaint in defense of the proceedings commenced, among other things, denying the allegation that any moneys are due to Mr. Ach and counterclaiming against him and bringing a third party complaint against the Lottery Channel, Inc. for payment of outstanding invoices of $39,168 plus interest, costs and attorney fees.

On October 17, 2003, we settled with Mr. Ach and the Lottery Channel, Inc., on the following terms:

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

(e)  The Company will grant Games, Inc. an exclusive license to develop a charitable pay Bingo game to be accessed through the Company's website www.bingo.com. This charitable pay Bingo game must be conducted by a charitable organization that is officially registered and recognized as a charity in the United States and licensed by said state to provide and operate an online charity bingo game for North American players. In addition all operations and servers of the charitable organization, and/or all operations and servers of any agent of the charitable organization which has been properly and lawfully authorized by the charitable organization to conduct the charitable pay bingo game, must be located in the United States. This exclusive license to develop a charitable pay Bingo game will be for 3 years from the Effective date of the agreement or for longer period as agreed to by both parties in writing. Failure to develop and operate a charitable pay bingo game or a government pay bingo lottery game, within 3 years, all rights, obligations and responsibilities of this exclusive license shall be void and all parties shall be released from further obligations from this license.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on October 15, 2003 for the purposes of electing our directors, to ratify the appointment of Dohan and Company, CPA's, P.A.,  as our independent auditors for the 2003 fiscal year, to ratify and approve the amendment to the Convertible Debenture "A" agreement to reduce the valuation price from $0.25 per share to $0.20 per share for an extension to the payment of the interest on the Convertible Debenture "A" currently due on the 16th of April 2004, and to ratify the actions of the Company's Officers and Directors for the last year and for the period from the 2002 fiscal year end through to the date of the shareholder meeting. The Company issued a schedule 14A proxy statement to the shareholders on or about September 10, 2003.

All nominees for directors were elected, the appointment of auditors was ratified, the proposal to amend the Convertible Debenture "A" agreement to reduce the valuation price from $0.25 per share to $0.20 per share for an extension to the payment of the interest on the Convertible Debenture "A" currently due to the 16th of April 2004, was ratified, and the actions of the Company's Officers and Directors for the last year and for the period from the 2002 fiscal year end through to the date of the shareholder meeting were ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                       For                   Against             Abstain

T. M. Williams              8,220,484          75,625                 33,500

P. A. Crossgrove          8,217,609          78,490                 33,500

Proposal to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2003 fiscal year.

For                          Against                         Abstain

8,233,204                        60,695                            35,710

Proposal to amend the Convertible Debenture "A" agreement to reduce the valuation price from $0.25 per share to $0.20 per share for an extension to the payment of the interest on the Convertible Debenture "A" currently due to the 16th of April 2004,.

For                          Against                         Abstain

3,885,634                       175,291                           20,260

Proposal to ratify the actions of the Company's Officers and Directors for the last year and for the period from the 2002 Fiscal year end through to the date of the shareholder meeting (October 15, 2003).

For                          Against                         Abstain

8,162,534                       122,376                           44,699

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

Quarter Ended	High	Low
December 31, 2003	$0.08	$0.03
September 30, 2003	$0.11	$0.05
June 30, 2003	$0.09	$0.03
March 31, 2003	$0.03	$0.02
December 31, 2002	$0.05	$0.025
September 30, 2002	$0.08	$0.04
June 30, 2002	$0.13	$0.04
March 31, 2002	$0.15	$0.07

 On March 26, 2004, the last reported sale price of our common stock, as reported by the OTCBB, was $0.08 per share.

As of March 25, 2004, the Company believes there are approximately 3,852 shareholders (including nominees and brokers holding street accounts) of the Company's shares of common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2003.

Securities authorized for issuance under equity compensation plans.

The Company has reserved a total of 1,895,000 common shares for issuance under its 1999 stock option plan.  The Company has granted a total of 1,800,000 (2002 - 1,800,000) stock purchase options under this plan, 600,000 (2001 - 1,700,000) of which remain outstanding at December 31, 2003.

The Company has reserved a total of 2,000,000 common shares for issuance pursuant to grants under the 2001 stock option plan.  The Company has granted a total of 1,825,000 (2002 - 1,400,000) stock options under the 2001 plan, 1,400,000 (2001 - 1,000,000) of which remain outstanding as at December 31, 2003.  850,000 of the stock options outstanding at December 31, 2003, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter.

Both plans were approved in 2001 by the Company's shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000,000	$0.47	1,895,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,000,000	$0.47	1,895,000

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Dohan and Company, CPA's, P.A., independent auditors. The consolidated statement of operations data for the year ended December 31, 2001, and the consolidated balance sheet data as of December 31, 2001, are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Davidson and Company, independent auditors.

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

The consolidated statement of operations data for the years ended December 31, 1999 and December 31, 2000, and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period

		Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenue	$888,888	$717,192	$1,734,322	$1,119,864	$--
Cost of revenue	211,253	351,207	1,093,963	861,200	--
Gross profit	677,635	365,985	640,360	258,664	--
Operating expenses including interest	974,887	1,334,728	2,597,380	3,584,536	2,480,434
Interest and other income	61,761	35	1,821	36,880	125,901
Loss from continuing operations	(235,491)	(968,708)	(1,955,200)	(3,288,992)	(2,354,533)
Loss from discontinued operations	--	--	--	(45,899)	(554,107)
Net loss	$(235,491)	$(968,708)	$(1,955,200)	$(3,334,891)	$(2,908,640)

Basic and diluted net loss per share	$(0.02)	$(0.09)	$(0.19)	$(0.33)	$(0.31)
Weighted average common shares Outstanding	11,104,608	10,953,238	10,447,200	10,065,054	9,278,084

		Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash	$34,046	$14,682	$14,028	$174,463	$3,382,529
Working capital (deficit)	(1,368,002)	(1,299,148)	(1,054,578)	(428,256)	3,251,649
Total assets	1,477,173	1,469,185	2,136,890	2,715,258	4,990,371
Total liabilities	2,619,691	2,376,212	2,092,415	1,331,237	325,643
Long term obligations	1,395,000	1,395,000	1,125,974	377,136	9,494
Total stockholders' equity (deficit)	(1,142,518)	(907,027)	44,475	1,384,021	4,664,728

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

The majority of the Company's revenue in 2003 was derived from the sale of Internet advertising. The Company expects that such sales will continue to contribute a significant portion of the revenue for the foreseeable future.  The Company intends to continue to diversify its revenue sources so that it is less dependent on a single revenue stream.  However, until other sources of reliable revenue can be achieved, the Company continues to be subject to the Internet advertising market. Sales of advertising remain the dominant source of revenue for the Company. There can be no assurances that the Company will be successful in diversifying its revenue base.

The Company has incurred significant losses since inception, and as of December 31, 2003, had an accumulated deficit of $9,409,734. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations. The Company expects to continue to incur costs in order to build the business. There can be no assurances that the costs invested in building the business will result in profitable operations.

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

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to our 2003 audited consolidated financial statements presented elsewhere in this report.  Note 2 summarize the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, the Company evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. The Company bases its estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.

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

SOURCES OF REVENUE AND REVENUE RECOGNITION

The Company generates the majority of its revenue from the sale of advertising on its website. We recognize as revenues the amount paid to us upon the delivery and fulfilment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46") an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements,". This interpretation addresses consolidation by the primary beneficiary of the entity of certain variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after December 15, 2003. The adoption of this Interpretation will not have a material impact on the results of the Company's operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. ("SFAS 149") " SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations, financial position or cash flows.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after

June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

            Revenue

Revenue increased to $888,888 for the year ended December 31, 2003, an increase of 24% over revenue of $717,192 for the same period in the prior year. The company has increased its advertising rates by approximately 10% overall and obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

            Cost of revenue

The Company recorded cost of revenue of $211,253 during the year ended December 31, 2003, a decrease of $139,954 or 40% compared to costs of $351,207 for the same period in the prior year. The gross margin improved to 76% in 2003 from 51% in 2002.

Cost of revenue consists primarily of commissions paid on the sale of advertising, the cost of hosting the website and the domain name purchase payments. This decrease in cost of revenue in 2003 is due to the fact the Company in May 2002, cancelled the outside parties sales contracts and took over the advertising, Website hosting and ad serving itself.  This resulted in fewer people focused on selling advertising therefore less commissions and fewer barter transactions than in the prior year. In addition in the first and second quarter of 2002 the Company incurred license and service fees in connection with the licensing of the CrediPlay software that was used to operate the Company's Skill-Bingo Website. These fees ceased with the termination of the license on May 21, 2002.  However the Company did incur greater Web hosting expenses and domain name purchase payments in 2003 compared to the prior year. The increase in domain name purchase payments is due to the increase in revenue in 2003.

            Sales and marketing expenses

Sales and marketing expenses dropped to $30,941 for the year ended December 31, 2003, a 62% decrease of $50,379 over 2002 expenses of $81,320. Sales and marketing expenses include principally costs for marketing, co-brand advertising and keyword buys for our game site. The balance of marketing and advertising expenses consists of payroll, consultant, and travel costs. This decrease in sales and marketing expenses in 2003 compared to the prior year is due to the cancellation of outside parties sales contracts in May 2002. This resulted in fewer people focused on selling advertising. Subsequent to May 2002, the Company has taken over the advertising, Website hosting and ad serving itself. In addition the sales and marketing team changed from a combination of both salary and commission remuneration to a commission only remuneration in the third quarter of 2002. There was however an increase in additional prizes especially the introduction of the daily cash winners in the first quarter of 2003 where players can win $50 on a daily basis. This increase in prizes is intended to attract a greater number of players to the site.

We expect to continue to incur sales and marketing expenses to further our efforts to increase traffic to our web portal. These costs will include commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve revenue. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's operational staff, premises costs for the Company's office, legal and professional fees, insurance and other general corporate and office expenses. General and administrative expenses decreased to $509,272 for the year ended December 31, 2003, a reduction of 9% over costs of $561,715 for the previous year. General and administrative expenses declined from the prior year as a result of Company management making great efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses have decreased in comparison to the prior year despite an increase in professional services fees such as accounting and legal fees, an increase in payroll costs and an increase in costs due to the weakness of the US Dollar in relation to the Canadian Dollar. These professional fees have increased due to the additional reporting requirements required by the Sarbanes-Oxley Act of 2002. The general and administrative expenses have additionally decreased in comparison to the prior year due to the Company incurring large write-offs of amounts due to the Company during the second quarter of 2002 in the cancellation of outside parties sales contracts.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses.

Depreciation and amortization

Depreciation and amortization includes depreciation of the Company's equipment, as well as amortization of the bingo.com domain name. The Company capitalized the cost of the purchase of the domain name and was amortizing the cost over five years from the date of commencement of operations. In 2002 the Company suspended the amortization of the domain name in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", where companies are no longer permitted to amortize indefinite life assets. Equipment is depreciated over the useful lives of the assets, ranging from three to five years. Depreciation decreased to $32,612 during the year ended December 31, 2003, a reduction over costs of 82% over costs of $177,006 during the prior year. This decrease is due to the disposal of capital assets during 2002.

Other income and expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and the amortization of the Debenture discount issued with Debenture "A" and Debenture "B". Interest expense decreased to $285,087 for 2003, a decrease of $7,062 (2%) over the prior year's expense of $292,149. The decrease is attributable to the reduction in interest on capital leases due to outstanding debt on the capital leases reaching maturity.  There was an increase in interest on debentures due to issuance of Debenture "B" in the third quarter of 2002. During the year ended December 31, 2003, the company made gains of $61,468 (2002 - $45,000) from the settlement of debts with creditors. During the year the year ended December 31, 2003, the Company incurred foreign exchange losses of $58,167 due to balances held in Canadian dollars, which were affected by the weakness of the US Dollar in relation to the Canadian Dollar.

            Income taxes

No income taxes were payable in 2003 or in 2002, as a result of the operating loss recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit at December 31, 2003 or at 2002. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

            Loss per share and net loss

The Company ended the year with a net loss of $235,491, a loss per share of $0.02, which is a 76% improvement over the prior year's net loss and loss per share of $968,708 and $0.09, respectively. This decrease in losses is due to the Company's management continued efforts to control operating costs and to increase revenue streams.

Years Ended December 31, 2002 and 2001

Total assets decreased to $1,469,185 as of December 31, 2002, compared to $2,136,890 at in 2001. The reason for this decrease was due to large write off of accounts receivable balances due to the cancellation of outside parties sales contracts and to the disposal of capital assets during 2002. No funds were raised through the issuance of common stock in 2002. However the Company did receive a Debenture "B" for $145,000. Our cash position increased slightly to $14,682 and our working capital position decreased to a deficit of $1,299,148 from working capital deficit of $1,054,578.

Of the $828,957 of total operating expenses for the year ended December 31, 2002, $561,715 was for general and administrative expenses associated with the operations of the Company. General and administrative expenses consist primarily of payroll and consultant costs for the Company's executive staff, accounting and administrative personnel, premises costs, legal and professional fees for preparation and review of our registration statement, insurance and other general corporate and office expenses. These general and administrative expenses reduced by 64% over costs of $1,556,693 for the year ended December 31, 2001. General and administrative expenses declined from the prior year as a result of Company management making great efforts to control operating costs in order to reduce administrative and other expenses.

Sales and marketing expenses were $81,320 for the year ended December 31, 2002, and were $200,607 for the year ended December 31, 2001. Sales and marketing expenses decreased significantly in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling. Subsequent to May 2002, the Company has taken over the advertising, website hosting and ad serving itself.

We had a net loss of $968,708 or $0.09 per share for the year ended December 31, 2002, compared to $1,955,200 or $0.19 per share for the year ended December 31, 2001. We expect to continue to incur losses as we continue to build our operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations.  As a result, the Company is reliant on outside sources of capital funding. There can be no assurances that the Company will, in the future, achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

The Company had cash of $34,046 and a working capital deficiency of $1,368,002 at December 31, 2003. This compares to cash of $14,682 and working capital deficiency of $1,299,148 at December 31, 2002.

During the year ended December 31, 2003, the Company generated cash of $58,749 in operating activities compared to using cash of $95,275 in the prior year. The significant improvement in cash flow from operating activities in 2003 demonstrates the effectiveness of the Company's efforts to implement efficiencies in operations and reduce overall operating costs in 2003 and in 2002.

Net cash used by financing activities was $32,247 in 2003, which compares to cash provided of $373,091 in 2002. This increase in cash used is due to the issue of $150,000 of Debenture "A" and $145,000 of Debenture "B" in 2002. In addition, in 2002, our President and CEO, T.M. Williams and a company owned by him lent $151,750 to the Company. The cash used in 2003 relates to the repayment of the capital leases.

The Company used cash of $7,138 in investing activities in 2003, compared to using cash of $271,449 in the prior year. In the year ending December 31, 2003, cash of $7,138 (2002 - $84,263) was invested in the capital assets and of $nil (2002 - $184,772) was invested in the minimum guaranteed domain name purchase payments of the domain name rights in accordance with the agreement. (see Item 1 for details of agreement). The Company during the year ended December 31, 2002, acquired Bingo.com (UK) plc. for $61,440. The Company deemed it in the best interest of the Company to acquire a subsidiary registered in the United Kingdom for the purpose of establishing a company in the United Kingdom for future expansion.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies.  We may not have sufficient cash on hand to conduct our operations through 2004. Although our cash flow is improving, we may need to obtain additional financing to grow our operations for the duration of 2004.

There can be no assurances that additional capital will be available when we need it on terms that we consider acceptable. The auditors' report on the Company's December 31, 2003, consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AUDIT COMMITTEE

The Company's audit committee is the Board of Directors. The audit committee met with the independent auditors on March 25, 2004, and approved the financials statements for the year ended December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, the Company had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. All financial liabilities are due within the next twelve months and are classified as current liabilities in the consolidated balance sheet included in this report, except for the Debenture "B" which are due July 2006. It has been agreed with the holders of Debenture "A" that on April 16, 2004, the holdings of Debenture "A" will exercise their right to convert all the outstanding principal of Debenture "A" into common shares of the Company. The fair value of all financial instruments at December 31, 2003, is not materially different from their carrying value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Results of Operations

The following tables present the Company's unaudited consolidated quarterly results of operations for each of our last eight quarters.  This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, included in Item 8 of this report.

		Three Months Ended
	March 31 2003	June 30 2003	September 30 2003	December 31, 2003
Revenue	$174,470	$203,947	$236,758	$273,713
Cost of revenue	49,785	49,201	53,697	58,570
Gross profit	124,685	154,746	183,061	215,143
Operating expenses and other (income) / expenses	258,862	203,584	209,443	241,237
Net (loss) from continuing operations	$(134,177)	$(48,837)	$(26,382)	$(26,095)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Weighted average common shares	11,104,608	11,104,608	11,104,608	11,104,608

		Three Months Ended
	March 31 2002	June 30 2002	September 30 2002	December 31, 2002
Revenue	$236,955	$179,449	$142,443	$158,345
Cost of revenue	157,027	100,107	30,693	63,380
Gross profit	79,928	79,342	111,750	94,965
Operating expenses and other (income) / expenses	278,405	483,876	258,060	314,352
Net (loss) from continuing operations	$(198,477)	$(404,534)	$(146,310)	$(219.387)
Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.02)
Weighted average common shares	10,854,608	10,854,608	10,997,465	11,104,608

The financial statements of the Company and related schedules described under "Item 15. Financial Statements and Financial Statement Schedules," are included following this page.

BINGO.COM, INC.

Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

Independent Auditors' Reports                                                                                                                   31

Consolidated Financial Statements

    Balance Sheets                                                                                                                                       33

    Statements of Operations                                                                                                                        34

    Statements of Stockholders' Equity (Deficit)                                                                                            35

    Statements of Cash Flows                                                                                                                      36

    Notes to Consolidated financial statements                                                                                              37

Dohan and Company                                            7700 North Kendall Drive, #200

Certified Public Accountants                                        Miami, Florida 33156-7578

A Professional Association                                           Telephone      (305) 274-1366

                                                                                       Facsimile        (305) 274-1368

                                                                                       Email               info@uscpa.com

                                                                                       Internet           www.uspca.com

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Bingo.com, Inc.

We have audited the accompanying consolidated balance sheet of Bingo.com, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Bingo.com, Inc. and Subsidiaries as of December 31, 2001, were audited by other auditors whose report dated March 15, 2002, except for Note 3, as to which the date is April 10, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $9,409,734. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dohan and Company, CPA's

Miami, Florida

February 27, 2004

Davidson & Company            Chartered Accountants                A Partnership of Incorporated Professionals

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Bingo.com, Inc.

We have audited the accompanying restated consolidated statements of operations, stockholders equity (deficit) and cash flows of Bingo.com, Inc. and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bingo.com, Inc. and Subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Davidson & Company

Chartered Accountants

Vancouver, Canada

March 15, 2002, except for Note 3,

as to which the date is April 10, 2003

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C. Canada V7Y 1G6

Telephone (604) 687-0947    Fax (604) 687-6172

BINGO.COM, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash	$34,046	$14,682
Accounts receivable	67,574	23,394
Inventory	663	2,631
Prepaid expenses	14,229	14,093
Total Current Assets	116,512	54,800

Equipment, net (Note 4)	45,247	127,469

Other assets	10,797	29,675

Domain name rights and intangible assets (Note 5)	1,304,617	1,257,241

Deferred tax asset, less valuation allowance of $2,905,525 (2002 - $2,792,701) (Note 10)	-	-

Total Assets	$1,477,173	$1,469,185

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$617,903	$597,531
Accounts payable - related party (Note 11)	192,068	151,075
Accrued liabilities	93,472	52,370
Accrued liabilities - related party (Note 11)	365,702	209,702
Unearned revenue	24,511	30,600
Loan payable - related party (Note 11)	190,858	197,134
Current portion of capital leases (Note 6)	-	115,536
Total Current Liabilities	1,484,514	1,353,948

Debenture payable (Note 7)	1,395,000	1,395,000
Less warrants - debenture discount	(259,823)	(372,736)
Net debenture payable	1,135,177	1,022,264

Total Liabilities	2,619,691	2,376,212

Commitments and contingencies (Note 9)

Stockholders' deficit (Note 8):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 11,104,608 shares	11,105	11,105
Additional paid-in capital	8,231,531	8,231,531
Accumulated deficit	(9,409,734)	(9,174,243)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Deficit	(1,142,518)	(907,027)

Total Liabilities and Stockholders Deficit	$1,477,173	$1,469,185

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001 (Restated)

	2003	2002	RESTATED 2001

Revenue	$888,888	$713,192	$1,362,756
Barter revenue (Note 2)	-	4,000	371,566
Total Revenue	888,888	717,192	1,734,322

Cost of revenue	211,253	351,207	1,093,963

Gross profit	677,635	365,985	640,359

Operating expenses:
Depreciation and amortization	32,612	177,006	611,147
General and administrative	509,272	561,715	1,556,693
Selling and marketing	30,941	81,320	200,607
Software and website development	-	8,916	-
Total operating expenses	572,825	828,957	2,368,447

Income (loss) before other income (expense)	104,810	(462,972)	(1,728,088)

Other income (expense):
Foreign exchange gains/ (losses)	(58,167)	1,909	(1,984)
Gain on settlement of debt	61,468	45,000	-
Loss on disposal of equipment	(58,808)	(260,531)	(16,716)
Interest expense	(285,087)	(292,149)	(210,233)
Interest income	293	35	1,821

Loss before income taxes	(235,491)	(968,708)	(1, 955,200)

Income tax expense	-	-	-

Net loss	$(235,491)	$(968,708)	$(1, 955,200)

Cumulative translation adjustment, net of income taxes	-	(5,713)	35,942

Comprehensive loss	$(235,491)	$(974,421)	$(1,919,258)

Net loss per common share, basic and diluted (Note 2)	$(0.02)	$(0.09)	$(0.19)

Weighted average common shares outstanding, basic and diluted (Note 2)	11,104,608	10,953,238	10,447,200

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2003, 2002 and 2001 (Restated)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Additional paid-in capital	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2000	10,104,608	$ 10,105	$ 7,629,900	$ (6,250,335)	$ (5,649)	$ 1,384,021

Stock based compensation	750,000	750	39,926	-	-	40,676

Issuance of Warrant "A"	-	-	539,036	-	-	539,036

Comprehensive loss:
Net loss (Restated, Note 3)	-	-	-	(1,955,200)	-	(1,955,200)
Cumulative translation adjustment, net of income taxes	-	-	-	-	35,942	35,942
Balance, December 31, 2001 (Restated)	10,854,608	10,855	8,208,862	(8,205,535)	30,293	44,475

Stock based compensation	250,000	250	10,000	-	-	10,250

Mark-to-market of variable stock options	-	-	(21,000)	-	-	(21,000)

Issuance of Warrants "B"	-	-	20,423	-	-	20,423

Issuance of officer stock options	-	-	13,246	-	-	13,246

Comprehensive loss:
Net loss	-	-	-	(968,708)	-	(968,708)
Cumulative translation adjustment, net of income taxes	-	-	-	-	(5,713)	(5,713)
Balance, December 31, 2002	11,104,608	11,105	8,231,531	(9,174,243)	24,580	(907,027)

Comprehensive loss:
Net loss	-	-	-	(235,491)	-	(235,491)
Balance, December 31, 2003	11,104,608	$ 11,105	$ 8,231,531	$ (9,409,734)	$ 24,580	$ (1,142,518)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001 (Restated)

	2003	2002	RESTATED 2001
Cash flows from operating activities:
Net loss	$(235,491)	$(968,708)	$(1,955,200)
Adjustments to reconcile net loss to net cash provided / (used) by operating activities:
Stock based compensation costs	-	2,496	85,000
Depreciation and amortization	32,612	177,006	611,147
Gain on settlement of debt	(61,468)	(45,000)	-
Amortization of warrants - debenture discount	112,913	110,360	76,363
Loss on disposal of equipment	58,808	260,531	16,716
Changes in operating assets and liabilities:
Accounts receivable	(44,180)	327,937	(82,481)
Prepaid expenses	(136)	(4,915)	41,950
Note receivable	-	-	31,405
Inventory	1,968	(2,631)	-
Other assets	18,878	(2,116)	9,727
Accounts payable and accrued liabilities	180,934	19,165	518,656
Unearned revenue	(6,089)	30,600	-
Net cash provided / (used) by operating activities	58,749	(95,275)	(646,717)

Cash flows from investing activities:
Acquisition of equipment	(7,138)	(84,263)	(23,088)
Acquisition of Skill- Bingo game	-	-	(188,348)
Acquisition of Bingo.com (UK) plc. (Note 13)	-	(61,440)	-
Cash acquired on purchase of subsidiary	-	59,026	-
Payments on domain name contract payable	-	(184,772)	(361,869)
Net cash used in investing activities	(7,138)	(271,449)	(573,305)

Cash flows from financing activities:
Issue of debenture payable	-	295,000	1,100,000
Capital lease repayments	(25,971)	(73,659)	(78,320)
Proceeds from loans and notes payable	(6,276)	151,750	168,385
Repayment of loans and notes payable	-	-	(123,000)
Net cash (used in) / provided by financing activities	(32,247)	373,091	1,067,065

Effect of exchange rate changes on cash	-	(5,713)	(7,478)
Net increase (decrease) in cash	19,364	654	(160,435)

Cash, beginning of year	14,682	14,028	174,463
Cash, end of year	$34,046	$14,682	$14,028

Supplementary information:
Interest paid	$4,774	$28,916	$71,291
Income taxes paid	$-	$-	$-

Non-cash transactions:
Acquisition of intangible asset - to be paid in 2004	$(49,436)	$-	$-
Barter transactions	$-	$4,000	$371,566

Non-cash financing activities:
Value assigned on issuance of stock options	$-	$(2,000)	$(40,000)
Issuance of common stock for services	$-	$10,250	$125,000

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

1.      Introduction:

      Nature of business

Bingo.com, Inc. (the "Company") was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc.  The Company is in the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com and earns revenue from advertising placed on the portal.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the last four years, and has an accumulated deficit of  $9,409,734 at December 31, 2003.  As of the date of these financial statements, the Company has utilized substantially all of its available funding.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts and settlement of the liability amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

2.      Summary of significant accounting policies:

(a)    Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (previously Bingo.com (Canada) Enterprises Inc.), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp and the 99% owned

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.      Summary of significant accounting policies (Continued):

(a)    Basis of presentation: (Continued)

subsidiary, Bingo.com (UK) plc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

(b)    Use of estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.  Significant areas requiring the use of estimates include the valuation of long-lived assets, the collectibility of accounts receivable and the valuation of future deferred tax assets.  Actual results may differ significantly from these estimates.

(c)    Revenue recognition:

(i)  Advertising revenue:

Effective September 1, 2001, the Company contracted with an internet marketing company to sell advertising on its website directly to corporate customers or through advertising agencies.  The Company received a minimum monthly fee of $112,000 in connection with this contract and the minimum fee was recognized as revenue on a monthly basis.

This agreement was cancelled effective January 31, 2002.  Between the end of January 2002 and May 21, 2002, the Company and the internet marketing company operated under the terms of a verbal arrangement. This verbal arrangement was terminated effective May 21, 2002. Under the terms of the verbal arrangement, the internet marketing company provided website management, marketing and internet advertising services for the Company in exchange for a commission.  Advertising revenues have been recognized as the advertising campaign or impressions and clicks that were made on the website.

Since May 21, 2002, the Company has managed its own sales of advertising, website hosting and ad serving. Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

(ii)    Barter revenue:

In 2000, the Company adopted Emerging Issues Task Force No. 99-17 "Accounting for Advertising Barter Transactions".  ("EITF 99-17") EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.      Summary of significant accounting policies (Continued):

(c)      Revenue recognition: (Continued)

the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company bartered portions of the unsold advertising impressions generated by its website for advertising in media properties owned by third parties. The Company recorded revenues and costs for such barter transactions, with no net income or loss recognized. There was no barter revenue for the year ended December 31, 2003 (2002 - $4,000 2001 - $371,566).

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

During the year ended December 31, 2003, the Company determined that its subsidiaries' functional currency was changed from the local currency to the reporting currency of the Company.

(e)    Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Taxes receivable in Canada.   The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense for the year ended December 31, 2003, was $693 (2002 - $49,063; 2001 - $128,213).

(f)      Inventory:

Inventory is stated at the lower of cost or market value. It consists of products, such as t-shirts, which are sold from our online store.

(g)    Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually over the following periods :

                        Equipment and computers                    3 years

                        Furniture and fixtures                            5 years

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.   Summary of significant accounting policies (Continued)

(h)    Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2003 totaled $nil (2002 - $2,000, 2001 - $6,258).

(i)      Stock-based compensation:

The Company accounts for its stock-based compensation arrangements with employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented as if the options had been valued at their fair values.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation". This statement amends SFAS 123. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." ("FIN 44")  The Company adopted FIN 44, effective July 1, 2000, with respect to certain provisions applicable to new awards, option repricings, and changes in grantee status.  FIN 44 addresses practice issues related to the application of APB 25.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and SFAS 148 and EITF No. 96-18, "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The measurement date used is the earlier of either the performance commitment date or the date at which the equity instrument holder's performance is complete.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.   Summary of significant accounting policies (Continued):

(i)      Stock-based compensation: (Continued)

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

	2003	2002	RESTATED 2001
Net loss for the period - as reported	$(235,491)	$(968,708)	$(1,955,200)
Add: Total stock-based compensation expense included in net loss, as reported determined under APB 25, net of related tax effects	-	$13,245	$-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,771)	$(29,651)	$(159,873)
Net loss for the period - pro forma	$(241,262)	$(985,114)	$(2,115,073)
Basic net loss per share - as reported	$(0.02)	$(0.09)	$(0.19)
Basic net loss per share - pro forma	$(0.02)	$(0.09)	$(0.20)
Weighted average fair value of options granted during the year	$0.01	$0.03	$0.18

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	-	-	-
Expected stock price volatility	158 - 174%	163 - 188%	184 - 188%
Risk-free interest rate	1.21 - 1.28%	1.7 - 1.8%	2.5 - 3.7%
Expected life of options	5 years	5 years	5 years
Block discount applied	40%	40%	-

(j)      Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). During the years presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.   Summary of significant accounting policies (Continued):

(j)      Impairment of long-lived assets and long-lived assets to be disposed of: (Continued)

for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

(k)    Comprehensive income:

Comprehensive income consists of net loss and foreign currency translation adjustments that are separately presented in the consolidated statements of stockholders' equity (deficit).

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

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such future tax assets will be realized.

(m)     Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants and convertible debt, outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options or conversion of the convertible debenture outstanding would be anti-dilutive. At December 31, 2003, a total of 20,130,138 (2002 - 19,046,667 & 2001 - 24,440,000) potentially dilutive instruments were excluded from the determination of dilutive loss per share.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.   Summary of significant accounting policies (Continued):

(n)    Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with SFAS 142, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually.  The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name was tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that no impairment existed for the years presented.

The Company capitalized the cost of the email list as an intangible asset and is amortizing the cost over the life of the contract (i.e. five years).

(o)    Business combinations:

In June, 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS 142.  SFAS  141 states that all business combinations should be accounted for using the purchase method of accounting.

(p)    New accounting pronouncements

In January 2003, the FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46") an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements,". This interpretation addresses consolidation by the primary beneficiary of the entity of certain variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after December 15, 2003. The adoption of this interpretation will not have a material impact on the Company's results of operations, financial position or cash flows.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.   Summary of significant accounting policies (Continued):

(p)  New Accounting Pronouncements (Continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." ("SFAS 149") SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations, financial position or cash flows.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS 150") SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's financial position or results of operations.

(q) Financial instruments:

(i)  Fair values:

The fair value of cash, accounts receivable, accounts payable, accrued liabilities, unearned revenue and amounts due to related parties approximates their financial statement carrying amounts due to the short-term maturities of these instruments.

The financial statement carrying amount of the debentures payable reflects the market value to the Company for the debt.

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

2.   Summary of significant accounting policies (Continued):

(r)     Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.   Prior period adjustment for 2001

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

The Lenders received a total of 12,000,000 common stock purchase warrants, with an exercise price of $0.25 per share, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website. The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the date of the Debenture "A" and therefore expire April 16, 2004.  As of the date of this report, 4,800,000 warrants remain outstanding under this Debenture "A".

The Company did not account for the value of the warrants upon issuance of the Debenture "A" in accordance with APB Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036, which will be amortized to interest expense over five years.

The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $107,807 for the year ended December 31, 2003. (2002 - $107,807, 2001 - $76,363).

The Company has restated the year ended December 31, 2001, presented in the December 31, 2003, consolidated statements of operations to reflect additional interest expense for the full discounted value of the warrants in the amount of $539,036.

The total effect of the restatement was to increase interest expense by $76,363, increase debenture discount by $462,673 and additional paid-in capital by $539,036 for the year ended December 31, 2001, increasing the net loss for the year from $1,878,837 to $1,955,200 and accumulated net deficit from $8,129,172 to $8,205,535.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

3.   Prior period adjustment for 2001: (Continued)

The interest expense and additional paid-in capital accounts for year ended December 31, 2001, statement of operations, statement of changes in stockholders' equity (Deficit) and statement of cash flows have been restated for the effects of the adjustments.

The effects on the statement of operations for the year ending December 31, 2001, were as follows:

	As Reported	Adjustment	As Restated
Revenue	$1,362,756	$-	$1,362,756
Barter revenue	371,566	-	371,566
Cost of revenue	1,093,963	-	1,093,963
Gross profit	640,359	-	640,359
Operating expenses:
Depreciation and amortization	611,147	-	611,147
General and administrative	1,556,693	-	1,556,693
Selling and marketing	200,607	-	200,607
Total operating expenses	2,368,447	-	2,368,447
Loss before interest and Income taxes	(1,728,088)	-	(1,728,088)
Other income (expense):
Foreign exchange losses	(1,984)	-	(1,984)
Loss on disposal of equipment	(16,716)	-	(16,716)
Interest expense	(133,870)	(76,363)	(210,233)
Interest income	1,821	-	1,821
Loss before income taxes	(1,878,837)	(76,363)	(1,955,200)
Income tax expense	-	-	-
Loss for the year	$(1,878,837)	$(76,363)	$(1,955,200)
Net loss per common share, Basic and diluted	$(0.18)	$(0.01)	$(0.19)

4.  Equipment:

2003	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$215,517	$175,115	$40,402
Furniture and fixtures	6,323	1,478	4,845
	$221,840	$176,593	$45,247

2002	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$601,233	$479,562	$121,671
Furniture and fixtures	6,103	305	5,798
	$607,336	$479,867	$127,469

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

5.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payments commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2003, expense payments of $35,556 (2002 - $12,023) was paid in accordance with the amended agreement.  During the year ended December 31, 2002, $184,772 related to the final payment for the minimum guaranteed domain name purchase payment was paid.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with SFAS  142, where companies are no longer permitted to amortize indefinite life assets.

The intangible asset consists of an email list of Games, Inc. The Company has capitalized the cost of the legal settlement with Roger Ach, the Lottery Channel Inc. and Games, Inc.

2003	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible assets - email list	49,436	2,060	47,376
	$1,983,936	$679,319	$1,304,617

2002	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

6.   Capital lease obligations:

Future minimum lease payments under capital leases for software and website equipment are as follows:

	2003	2002
Year ending December 31,
2003	$-	$117,042
2004	-	-
Future minimum lease payments	-	117,042
Less: amount representing interest	-	(1,506)
Balance of obligation	-	115,536
Less: due within one year	-	(115,536)
Long-term obligation under capital leases	$-	$-

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

On July 23, 2003, the Company and the holders of Debenture "A", Bingo, Inc., agreed to defer the interest due and subsequent interest due until April 16, 2004, when the accrued interest will be paid in common stock of the Company at an agreed conversion price of $0.20 per share (previously $0.25 per share). The accrued interest on Debenture "A" as at December 31, 2003, is $356,694 (December 31, 2002 - $206,694). This is included under "Accrued liabilities - related party".

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

7.   Debenture payable: (Continued)

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture "B" as of December 31, 2003, is $26,124 (December 31, 2002 - $8,724) of which, $9,008 (2002- $3,008) is recorded in accrued liabilities - related party and the remainder $17,116 (2002 - $5,716) under accrued liabilities.

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

The holders of the Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "B" are exercisable for a period of three years from the date of Debenture "B". Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423. The estimated discounted value of the warrants will be amortized to interest expense over four years.

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

8.      Stockholders' equity (deficit):

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company' ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has a par value of $0.001 per common stock.

(a)            Common stock issuances:

There were no Common stock issuances during the year ended December 31, 2003. The Company issued 250,000 shares of common stock during the year ended December 31, 2002, and 750,000 shares of common stock during the year ended December 31, 2001, to the former Chief Executive of the Company under the terms of a revised employment agreement.

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

The Company has granted a total of 1,800,000 (2002 - 1,800,000) stock purchase options under this plan, 600,000 (2002 - 1,700,000) of which remain outstanding at December 31, 2003. Subsequent to year-ended, December 31, 2003, an additional 50,000 options with an exercise price of $0.08 were granted to employees of the company.

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

The Company has granted a total of 1,825,000 (2002 - 1,400,000) stock purchase options under the 2001 plan, 1,400,000 (2002 - 1,000,000) of which remain outstanding as at December 31, 2003.  Of the options outstanding at December 31, 2003, a total of 850,000 were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 307,100 (2002 - 108,000) of these common stock purchase options had vested at December 31, 2003. Subsequent to the year ended December 31, 2003, an additional 550,000 options were granted with an exercise price of $0.08 to employees of the company. These options vests 10% at the grant

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

8.      Stockholders' equity (deficit): (Continued)

date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.

A summary of stock option activity for the stock option plans for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Number of shares	Weighted average exercise price
Options outstanding, December 31, 2000	1,510,000	$0.95

Granted (including repriced options)	940,000	0.30
Exercised	-	-
Cancelled/forfeited or repriced	(10,000)	0.88
Outstanding, December 31, 2001	2,440,000	0.70

Granted (including repriced options)	735,000	0.05
Exercised	-	-
Cancelled/forfeited or repriced	(475,000)	0.30
Outstanding, December 31, 2002	2,700,000	0.59

Granted (including repriced options)	425,000	0.05
Exercised	-	-
Cancelled/forfeited or repriced	(1,125,000)	0.60
Outstanding, December 31, 2003	2,000,000	$0.47

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2003:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$0.05	300,000	300,000	April 25, 2008
0.05	125,000	12,500	January 12, 2008
0.05	570,000	210,900	July 12, 2007
0.15	150,000	150,000	September 21, 2006
0.30	300,000	300,000	September 21, 2006
0.30	155,000	83,700	October 15, 2006
0.76 to 3.00	400,000	400,000	December 1, 2004
	2,000,000	1,457,100

During the years ended December 31, 2003, 2002 and 2001, the Company did not recorded non-cash compensation expense relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with FASB 123.  During the year ended December 31, 2003, the company recorded non-cash compensation expense of $nil (2002 -$13,246, 2001 -$nil) relating to issuing stock options to a consultant of the Company.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

8.      Stockholders' equity (deficit): (Continued)

During the year ended December 31, 2003, the Company recorded a non-cash reduction of compensation expense totaling $nil (2002 - $21,000, 2001 - $nil) in connection with common stock purchase options that were repriced in 2001.

(c)      Warrants:

Warrant "A"

During 2001, the Company issued a total of 12,000,000 stock purchase warrants in connection with the Debenture "A" financing described in note 7.  Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.  The warrants expire on April 16, 2004.  Using the Black-Scholes option pricing model, the warrants have an estimated value of $539,036, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036.

As of the date of this report, none of the Warrants have been exercised, and with the surrender for cancellation of 7,200,000 warrants issued, there remains 4,800,000 Warrants outstanding under this debenture.

Warrant "B"

During 2002, the Company issued a total of 580,000 stock purchase warrants in connection with the Debenture "B" financing described in note 7.  Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.  The warrants expire on July 2, 2005. Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423.

9.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada under an operating lease agreement that expires on September 29, 2005.  Minimum lease payments under this operating lease are approximately as follows:

2004	$34,800
2005	26,100

The Company paid rent expense totaling $30,508 for the year ended December 31, 2003 (2002 - $22,683  2001 -$67,437).

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

10. Income taxes:

There was no income tax benefit attributable to losses from United States of America operations for the years ended December 31, 2003, 2002 and 2001, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2003	2002	RESTATED 2001
Computed "expected" tax benefit	$80,067	$329,360	$668,162
Increase (reduction) in income taxes resulting from Income taxes in a other tax jurisdictions	6,520	20,156	60,467
Other	(49,211)	7,930	(79,200)
Change in taxation rates in other tax jurisdictions	(84,520)	(78,691)	(8,972)
Change in exchange rates	159,967	9,215	(31,667)
Change in valuation allowance	(112,823)	(287,970)	(608,789)
	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and future tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$2,905,525	$2,792,701

Valuation Allowance	(2,905,525)	(2,792,701)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2003 and 2002, was $2,905,525 and $2,792,701, respectively.  The net change in the total valuation allowance for the years ended December 31, 2003 and 2002, was an increase of $112,823 and $287,970, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $6,500,000 in the United States of America and approximately $2,200,000 in Canada prior to the expiration of the net operating loss carryforwards. These net operating loss carryforwards begin expiring in 2006 in Canada and 2019 in the United States of America.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

11. Related party transactions:

The Company has received total loans of $147,458 (2002 - $154,626) from a current director and officer during the year ended December 31, 2003. This loan of $147,458 for the year ended December 31, 2003, (2002 - $121,931) has no fixed repayment terms and is non-interest bearing. For the year ending December 31, 2003, the loan included $nil (2002 -$32,695) relating to half of the purchase price for the acquisition of Bingo.com (UK) plc.

The Company received a loan for $43,400 (2002 - $42,508) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum and is included balance of the loan.

In addition the Company has a liability for $192,068 (2002 - $151,075) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

On April 16, 2001, the Company issued a $500,000 face amount of secured convertible Debenture "A" to Bingo Inc. (note 7), an Anguilla corporation.  Effective May 21, 2002, Bingo Inc. acquired $750,000 of the Debenture "A" from an unrelated party. On July 2, 2002, Bingo Inc. acquired a $50,000 convertible Debenture "B".  A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. However the director did not hold an office in the Company at the time Debenture "A" agreement was entered into by the Company in 2001. The Company has accrued interest payable to Bingo, Inc. of $356,694 (2002 - $206,694) on Debenture "A" and $9,008 (2002 - $3,008) on Debenture "B".

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B".

Payments made to Bingo, Inc. in relation to the Domain name purchase payment totaled $35,556 during the year ended December 31, 2003 (2002 - $196,795).

12.      Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by selling advertising on the website.  The revenue for the three years ended December 31, 2003, has been derived primarily from advertising business in the United States of America.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

12.      Segmented information: (Continued)

Concentrations

      Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the year ended December 31, 2003, the Company made sales of $115,050 and $254,000 to two customers, which were in excess of 10% of total sales. For the year ended December 31, 2002, the Company made sales of $84,000, $75,248, and $112,000 to three customers, which were in excess of 10% of total sales. For the year ended December 31, 2001, the Company made sales of $229,844 and $475,389 to two customers, which were in excess of 10% of total sales for 2001. These customers to whom sales represent more than 10% of the total sales for the last three years represent multiple advertising customers who advertise on the Company's website.

      Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers.  As of December 31, 2003, two customers totalling $37,747, and $10,572 accounted for total accounts receivable greater than 10%.  At December 31, 2002, six customers totalling $5,991, $3,458, $3,113, $3,000, $2,937, and $2,662 accounted for total accounts receivable greater than 10%.  The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

      Equipment

At the end of fiscal 2003 and fiscal 2002, the majority of the Company's equipment was located in Canada.

13. Business acquisitions:

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 (Restated)

13. Business acquisitions: (Continued)

On August 15, 2002, (note 11) ("the Effective Date"), the Company, in a related party transaction, acquired from a director and officer of the Company, 99% of the share capital of Bingo.com (UK) plc. for $61,440.

The balance sheet of Bingo.com (UK) plc. as at August 15, 2002, included the following amounts:

Current assets	$59,026
Current liabilities	(777)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 26, 2003, the Board of Directors of Bingo.com, Inc. (the "Company") approved the appointment of Dohan and Company, CPA's, P.A. ("Dohan") of Miami, Florida, as our new independent auditors effective March 27, 2003, and the termination of Davidson & Company ("Davidson") as the principal accountant engaged to audit the Company's financial statements.  The change in the Company's certifying accountant was due to the Company requiring a United States registered accountant is needed to audit our financial statements.  During the year ended December 31, 2001, and from the date of appointment of Davidson as the Company's independent accountant on August 7, 2001, and through the date of this report, (i) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) we did not, and nobody on our behalf has, consulted Dohan regarding any of the accounting and auditing matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The report of Davidson on our financial statements for the year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding our ability to continue as a going concern. The change of Davidson was effective as of March 27, 2003, and was approved by our directors, and was not due to any disagreement between us and Davidson.

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a)            Management's responsibility

It is management's responsibility for establishing and maintaining adequate internal control over financial reporting of the Company.

(b)            Evaluation of disclosure controls and procedures.

The management of the Company including the Chief Executive Officer and the Chief Financial Officer evaluated the disclosure controls and procedures of the Company within 90 days prior to the date of this report, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by the Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the management of the Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(c)            Changes in internal controls.

There were no significant changes in the internal controls of the Company or other factors that could significantly affect the Company's internal controls during the year ended December 31, 2003, and to the date of filing this annual report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name

Age

Position

T. M. Williams	64	President and Chief Executive Officer and Chairman of our Board of Directors
P. A. Crossgrove	66	Director
H. W. Bromley	34	Chief Financial Officer

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

P. A. Crossgrove has served as one of our Directors since September 2001. Mr. Crossgrove is currently the Chairman of Masonite International Corp. (previously Premdor Inc.) (a door manufacturing company), a position he has held since June 1997. From 1994 to 1997, he was the President and Chief Executive Officer of Southern Africa Minerals (an investment holding company). Mr. Crossgrove was also the President and Chief Executive Officer of Itco Properties Ltd. (a real estate development and management company) from 1982 to 1992 and Vice-Chairman of Placer Dome Inc. (a mining company) in 1993 and 1994. Mr. Crossgrove is a director of a number of other Canadian and U.S. public companies, including: QLT Inc. (a biotechnology and pharmaceutical company), American Barrick Gold Corp. (a mining company), Dundee ReIT (a Real Estate Income Trust) and Philex Gold Inc. (a gold mining company). In May 2003, he was granted the Order of Canada.

H. W. Bromley, has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 -1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC and Gerrard. Mr. Bromley is a Chartered Accountant.

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

BOARD OF DIRECTORS MEETINGS

The Company's Board of Directors met in person once during the last fiscal year on March 24, 2003, and it regularly approves all actions required by consent resolutions.

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

The Company's officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table describes the compensation the Company paid to our Chief Executive Officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2003	21,169	-	-	-	150,000	-
President and	2002	43,531	-	-	-	-	-
CEO (1)	2001	80,000	-	-	-	150,000	-

(1)   All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2003, the Company granted to Mr. Williams and Mr. Crossgrove stock options to purchase a total of 150,000 shares each of common stock of the Company at an exercise price of $0.05 per share until April 25, 2008.  No stock options were exercised by any our executive officers during the fiscal year ended December 31, 2003.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2003, options to purchase a total 600,000 shares remained outstanding at exercise prices ranging from $0.15 to $0.75 per share. Options to purchase 1,295,000 shares remained available for future grant under the 1999 Stock Option Plan. Subsequent to year ended December 31, 2003 an additional 50,000 options with an exercise price of $0.08 was granted to employees of the company.

Our 2001 Stock Option Plan has a total of 2,000,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2003, options to purchase a total 1,400,000 shares remained outstanding with exercise prices ranging from $0.05 to $0.30 per share. Options to purchase 600,000 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2003. Subsequent to year ended December 31, 2003 an additional 550,000 options with an exercise price of $0.08 was granted to employees of the company.

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

EMPLOYMENT ARRANGEMENTS

The Company entered into a management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2004, on substantially the same terms and conditions. The Company will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears, during the duration of the amended Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 26, 2004, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 26, 2004, are deemed outstanding.

Percentage of beneficial ownership is based upon 11,104,608 shares of common stock outstanding at March 26, 2004. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.  Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Bingo.com, Inc., 1166 Alberni Street, Suite 1405, Vancouver, British Columbia, V6E 3Z3.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 203 Shakespeare Tower The Barbican London, England, EC2Y 8DR	1,739,858	(1)	13%

Peter Crossgrove 3769 Escarpment Road Caledon, ON Canada, L0N 1C0	300,000	(2)	2%

All directors and Named Executive Officers as a group (2 persons)	2,039,858		15%

Bingo Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	17,593,517	(3)	56%

(1)     Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share and 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share.  Also includes 1,439,858 shares held directly by Mr. Williams.  Mr. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of Bingo Inc.  If 80% of the shares of common stock beneficially owned by Bingo Inc. are included here, Mr. William's beneficial ownership changes to 15,814,672 shares, representing 50% of the Class.

(2)     Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share and 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share.

(3)     Includes 300,000 shares held directly by Bingo, Inc. In addition total shares beneficially owned   includes the shares of our common stock, which could be issued upon the conversion of the Debenture "A" (10,000,000 shares), Debenture "B" (333,333 shares) and the accrued interest on Debenture "A" (1,960,184 shares) outstanding at March 26, 2004.  The accrued interest on Debenture "A" will be converted into shares at $0.20 on April 16, 2004. The total shares beneficially owned, also includes the shares that could be issued upon the exercise of stock purchase warrants to purchase a total of 4,800,000 shares of common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received total loans of $147,458 (2002 - $154,626) from T. M. Williams the President and Chief Executive Officer during the year ended December 31, 2003, was used to fund working capital requirements. This loan is non-interest bearing and has no fixed terms of repayment.

The Company has a loan for $43,400 (2002 - $42,508) from a company owned by T. M. Williams, the President and Chief Executive Officer of the Company. The loan is secured over certain assets that the funds were used to acquire. Interest shall accrue on the outstanding amount at a fixed rate of 7% per annum.

In addition the Company has a liability for $193,585 (2002 $151,075) to a company owned by T. M. Williams, the President and Chief Executive Officer of the Company for payment of services rendered and expenses incurred by T. M. Williams on behalf of the Company.

On April 16, 2001, the Company issued $500,000 face amount of a secured convertible Debenture "A" to Bingo Inc., an Anguilla corporation. Effective May 21, 2002, Bingo Inc. acquired $750,000 of the Debenture "A" from an unrelated party. On July 2, 2002, Bingo Inc. acquired a $50,000 convertible Debenture "B". T.M. Williams, our President and Chief Executive Officer, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. However T. M. Williams was not a director or officer of the Company at the time the Debenture "A" was entered into by the Company in 2001. The Company has accrued interest payable to Bingo, Inc. of $356,694 (2002 - $206,694) on Debenture "A" and $9,008 (2002 - $3,008) on Debenture "B". Effective April 16, 2004, the outstanding interest on Debenture "A" will be converted to share capital at a conversion price of $0.20 per share.

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B".

Payments made to Bingo, Inc. in relation to the Domain name purchase payment totaled $35,556 during the year ended December 31, 2003 (2002 - $196,795), related to payments based on the continuing 4% of the proceeding months gross revenue as defined in the amended agreement, of which $3,823 (2002 - $6,327) was due at December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2003 the Company incurred audit fees of $47,762 (2002 - $22,000) from the principal accountant - Dohan and Company, CPA's, P.A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following audited financial statements of the Company are included in Item 8, together with notes thereto:

Consolidated Financial Statements:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficit)

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

(3) REPORTS ON FORM 8-K

Form 8-K filed on October 16, 2003, reporting on the events and outcome of the business conducted at the Company's Annual General Meeting held October 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.

By:                   /s/  T. M. Williams

                   T. M. Williams

                   President and Chief Executive Officer

                   Date:      March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

By:       /s/  T. M. Williams                               President and Chief                                  March 26, 2004

T. M. Williams                                  Executive Officer and

Director (Principal

Executive Officer)

By:       /s/  P. A. Crossgrove                           Director                                                       March 26, 2004

P. A. Crossgrove

By:       /s/  H. W. Bromley                               Chief Financial Officer                              March 26, 2004

H. W. Bromley                                  (Principal Financial and

Principal Accounting Officer)

EXHIBIT 31.1

 CERTIFICATIONS

I, T. M. Williams, certify that:

1.    I have reviewed this annual report on Form 10-K of Bingo.com, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Inc. as of, and for, the periods presented in this annual report;

4.   Bingo.com, Inc.'s other certifying officer (s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bingo.com, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2003, covered by this annual report based on such evaluation; and

(d)    Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.    Bingo.com, Inc.'s other certifying officer (s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Inc.'s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :  /S/ T. M.  Williams                                                      Date : March 26, 2004

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

 CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this annual report on Form 10-K of Bingo.com, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Inc. as of, and for, the periods presented in this annual report;

4.   Bingo.com, Inc.'s other certifying officer (s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bingo.com, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2003, covered by this annual report based on such evaluation; and

(d)     Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.    Bingo.com, Inc.'s other certifying officer (s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Inc.'s ability to record, process, summarize and report financial information; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :  /S/ H. W. Bromley                                                      Date : March 26, 2004

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Inc. (the "Company") on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)     The information contained in this Report fairly presents, in all material respects, the financial condition and results of  operations of the Company.

                                                                        /S/ T.M. Williams

                                                            T. M. Williams

                                                            President and Chief Executive Officer

                                                            March 26, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Inc. (the "Company") on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)      The information contained in this Report fairly presents, in all material respects, the financial condition and results of  operations of the Company.

                                                                        /S/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                            March 26, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (d)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (d)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (c)
10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (c)
10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (d)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (e)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001 and restated as at May 21, 2002 dated July 23, 2003. (f)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 26, 2004.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 26, 2004.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 26, 2004.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 26, 2004.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on June 25, 2001.

EXHIBIT LIST (CONTINUED)

(c) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

(e) Previously filed with the Company's year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(f) ) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2003, on August 14, 2003.

(g) ) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2003, on November 12, 2003.