Form 10QSB
period 2004-03-31
BINGO COM INC
filed 2004-05-17
CIK 1087853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

 [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

[    ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
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

(604) 694-0300

(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No __

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer's common stock, par value $0.001 per share, was 23,107,942 as of May 17, 2004.

Transitional Small Business Disclosure Format (Check one): Yes  __      No X

BINGO. COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$20,098	$34,046
Accounts receivable	131,757	67,574
Inventory	331	663
Prepaid expenses	8,757	14,229
Total Current Assets	160,943	116,512

Equipment, net	45,077	45,247

Other assets	10,772	10,797

Domain name rights and intangible assets	1,302,145	1,304,617

Deferred tax asset, less valuation allowance of $3,168,998 (2003 - $2,905,525)	-	-

Total Assets	$1,518,937	$1,477,173

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$608,102	$617,903
Accounts payable - related party (Note 6)	209,406	192,068
Accrued liabilities	111,047	93,472
Accrued liabilities - related party (Note 6)	411,427	365,702
Unearned revenue	7,500	24,511
Loan payable - related party (Note 6)	189,046	190,858
Total Current Liabilities	1,536,528	1,484,514

Debenture payable (Note 3)	1,395,000	1,395,000
Less warrants - debenture discount	(231,594)	(259,823)
Net debenture payable	1,163,406	1,135,177

Total Liabilities	2,699,934	2,619,691

Commitments and contingencies (Note 5)

Stockholders' deficit (Note 4):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 11,104,608 shares	11,105	11,105
Additional paid-in capital	8,231,531	8,231,531
Accumulated deficit	(9,448,213)	(9,409,734)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Deficit	(1,180,997)	(1,142,518)

Total Liabilities and Stockholders Deficit	$1,518,937	$1,477,173

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003

Revenue	$246,189	$174,470

Cost of revenue	46,964	49,785

Gross profit	199,225	124,685

Operating expenses:
Depreciation and amortization	6,101	8,156
General and administrative	153,502	120,488
Selling and marketing	8,487	4,193
Total operating expenses	168,090	132,837

Income (loss) before other income (expense)	31,135	(8,152)

Other income (expense):
Foreign exchange gains/ (losses)	955	(16,202)
Loss on disposal of equipment	-	(38,397)
Interest expense	(70,580)	(71,526)
Interest income	11	100

Loss before income taxes	(38,479)	(134,177)

Income tax expense	-	-

Net loss	$(38,479)	$(134,177)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,104,608	11,104,608

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(38,479)	$(134,177)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	6,101	8,156
Amortization of warrants - debenture discount	28,229	28,229
Loss on disposal of equipment	-	38,397
Changes in operating assets and liabilities:
Accounts receivable	(64,183)	(30,659)
Prepaid expenses	5,472	8,894
Inventory	332	658
Other assets	25	8,761
Accounts payable and accrued liabilities	85,837	56,275
Unearned revenue	(17,011)	17,500
Net cash provided by operating activities	6,323	2,034

Cash flows from investing activities:
Acquisition of equipment	(3,459)	(414)
Acquisition of intangible asset - email list	(15,000)	-
Net cash used in investing activities	(18,459)	(414)

Cash flows from financing activities:
Capital lease repayments	-	(10,454)
Proceeds from loans and notes payable	(1,812)	9,530
Net cash used in financing activities	(1,812)	(924)

Net increase (decrease) in cash	(13,948)	696

Cash, beginning of period	34,046	14, 682
Cash, end of period	$20,098	$15,378

Supplementary information:
Interest paid	$617	$2,021
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Inc.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K, filed March 26 2004, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $9,448,213 at March 31, 2004.  Management continues to review operations in order to identify strategies designed to generate additional cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

3.      Debentures Payable:

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

On July 23, 2003, the Company and the holders of Debenture "A" agreed to defer the interest due and subsequent interest due until April 16, 2004, when the accrued interest will be paid in common stock of the Company at an agreed conversion price of $0.20 per share (previously $0.25 per share). The accrued interest on Debenture "A" as at March 31, 2004, is $394,092 (December 31, 2003 - $356,694). This is included under "Accrued liabilities - related party". The Debenture "A" is secured by all assets of the Company.

Bingo, Inc. has the right, but not the obligation, to elect to convert any or all of the outstanding principal amount of the Debenture "A" into shares of the Company's common stock at a conversion price of $0.125 per share until the third anniversary date of the Debenture "A". It has been agreed between Bingo, Inc. and the Company that on April 16, 2004, Bingo, Inc. will exercise their right to convert all the outstanding principal of Debenture "A" into shares of the Company. The common stock that would be issued upon conversion of the Debenture "A" will be subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 (the "Exchange Act"). Subsequent to the period ended March 31, 2004, the Debenture "A" and the related accrued interest of $400,667 was converted into 12,003,334 common shares. The Lenders of Debenture "A" received a total of 12,000,000 common stock purchase warrants, with an exercise price of $0.25 per share, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website. The common stock purchase warrants issued in connection with the Debenture "A" are exercisable for a period of three years from the issue date of the Debenture "A" and therefore expire April 16, 2004.  As of the date of this report, 4,800,000 warrants remain outstanding under this Debenture "A". Subsequent to the period ended March 31, 2004, these warrants expired unexercised.

The Company accounts for the value of the warrants upon issuance of the Debenture "A" in accordance with APB Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

3.       Debentures Payable (continued):

$898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036, which will be amortized to interest expense over five years.

The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $26,952 for the three months ended March 31, 2004. (March 31, 2003 - $26,952)

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture "B" as of March 31, 2004, is $30,462 (December 31, 2003 - $26,124) of which, $10,504 (December 31, 2003 - $9,008) is recorded in accrued liabilities - related party and the remainder $19,958 (December 31, 2003  - $17,116) under accrued liabilities.

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

3.       Debentures Payable (continued):

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

4.      Stockholder's Deficit:

During the quarter ended March 31, 2004, the Company granted options to purchase a total of 600,000 shares of the Company's common stock at an exercise price of $0.10 per share to employees of the Company.  The options vest as to 10% at the grant date, a further 15% 12 months following the grant date, and a further 2% per month thereafter.  The options were granted under the terms of the Company's 2001 Stock Option Plan.  The market price for the Company's common stock on the grant date was $0.08.

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

	Three Months ended March 31,
	2004	2003
Net loss for the period	$(38,479)	$(134,177)
Deduct : Total stock based employee expense	(27,178)	(1,743)
Net loss for the period - pro forma	(65,657)	(135,920)
Basic loss per share - as reported	(0.00)	(0.01)
Basic loss per share - pro forma	(0.01)	(0.01)
Weighted average fair value of options granted during year	0.05	0.01

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

4.    Stock Based Compensation: (Continued)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2004	March 31, 2003
Expected dividend yield	-	-
Expected stock price volatility	174 -175%	174%
Risk-free interest rate	0.98 -1.01%	1.25%
Expected life of options	5 years	5 years
Block Discount Applied	40%	40%

This block discount applied is due to the illiquidity of shares.

Subsequent to the quarter ended March 31, 2004, the Company granted options to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $0.10 per share to the directors of the Company.  The options vest 100% at the grant date.  The options were granted under the terms of the Company's 1999 Stock Option Plan.  The market price for the Company's common stock on the grant date was $0.085.

5.        Commitments and Contingencies :

On October 17, 2003, the Company settled a legal dispute with Mr. Roger Ach and the Lottery Channel, Inc. In exchange for some cross promotion and the monthly use of their email list for a period of 5 years, the Company agreed to pay Mr. Ach the sum of $49,435.58.  The amount will be repaid at a rate of $5,000 per month commencing on January 1, 2004.

The Company may from time to time, become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

6.           Related Party Transactions

For the period ending March 31, 2004, the Company has loans outstanding for $144,957 (December 31, 2003 - $147,458) from a current director and officer of the Company. This loan has no fixed repayment terms and is non-interest bearing.

For the period ending March 31, 2004, the Company has an outstanding loan for $44,089 (December 31, 2003 - $43,400) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum and is included in the balance of the loan.

In addition the Company has a liability of $209,406 (December 31, 2003 - $192,068), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. Bingo, Inc. is the holder of Debenture "A" and $50,000 of Debenture "B" as discussed in note 3.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(Unaudited)

6.    Related Party Transactions (Continued)

The Company has accrued interest payable to Bingo, Inc. of $394,092 (December 31, 2003 - $356,694) on Debenture "A" and $10,504 (December 31, 2003 - $9,008) on Debenture "B".

As discussed in Note 3 subsequent to the quarter ended March 31, 2004, the accrued interest on Debenture "A" was converted into common stock of the Company.

In addition Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B", as discussed in note 3.  Subsequent to the quarter ended March 31, 2004, 4,800,000 common stock purchase warrants expired and were not exercised.

7.        Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by selling advertising on the website.  The revenue for the last three years has been derived primarily from advertising business in the United States of America.

Concentrations

           Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended March 31, 2004, the Company made sales of $85,000 and $36,000 to two customers, which were in excess of 10% of total sales. For the period ended March 31, 2003, the Company made sales of $34,800, $30,000, and $24,000 to three customers, which were in excess of 10% of total sales. These customers to whom sales represent more than 10% of the total sales represent multiple advertising customers who advertise on the Company's website.

           Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers.  As of March 31, 2004, one customer totalling $94,747 who accounted for total accounts receivable greater than 10%.  At December 31, 2003, two customers totalling $37,747, and $10,572, who accounted for total accounts receivable greater than 10%.  The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

           Equipment

At the end of March 31, 2004 and December 31, 2003, the majority of the Company's equipment was located in Canada.

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Inc.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-QSB and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements.  Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the Company's need for and the availability of capital resources, the evolving nature of its business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

 The Company is in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more.  The Company envisions becoming the preeminent bingo-based Web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers.  The Company's existing Website has attracted over 950,000 registered users.  The Company intends to continue to build on this subscriber base to further develop its online presence.

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

The Company has incurred significant losses since inception, and as of March 31, 2004, had an accumulated deficit of $9,448,213.  The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales, marketing efforts, interest and depreciation.  There can be no assurances that this will occur.  The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which except for lack of all disclosures, have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of March 31, 2004, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

 RESULTS OF OPERATIONS

            Revenue

Revenue increased to $246,189 for the quarter ended March 31, 2004, an increase of 41% from revenue of $174,470 for the same period in the prior year.  The Company has increased its advertising rates by approximately 10% overall and obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

           Cost of revenue

The Company recorded cost of revenue of $46,964 during the quarter ended March 31, 2004, a decrease of $2,821 or 6% compared to costs of $49,785 for the same period in the prior.  The gross margin increased to 81% for the quarter ended March 31, 2004, compared to 71% gross margin in the first quarter of the prior year.  Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website.  The decrease in cost of revenue, compared to the prior year, is due to reduced average commission costs.

            Sales and marketing expenses

Sales and marketing expenses increased to $8,487 for the quarter ended March 31, 2004, an increase of  $4,294 (102%) over expenses of $4,193 in the first quarter of 2003. Sales and marketing expenses include principally costs for marketing, co-brand advertising and prizes for our game site. This increase for the quarter ended March 31, 2004, compared to the first quarter of 2003 is due to the increase in additional prizes especially the introduction of the daily cash winners, which was introduced during in the first quarter of 2003 where players can win $50. This increase in prizes is intended to attract a greater number of players to the site.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's accounting, administrative and technical staff, premises costs for the Company's office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $153,502 for the first quarter of 2004, an increase of 27% over costs of $120,488 for the same period last year. General and administrative expenses have increased in comparison to the prior year due to an increase in payroll costs and an increase in costs due to the weakness of the US Dollar in relation to the Canadian Dollar. The Company's management has made and continues to make greater efforts to control operating costs in order to reduce administrative and other expenses.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company's equipment and amortization of intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Intangible asset - email list is amortized over five years. Depreciation and amortization decreased to $6,101 during the quarter ended March 31, 2004, a reduction of 56% over costs of $8,156 during the same quarter in the prior.  The changes in depreciation and amortization can be explained due to the write-downs and disposals of capital assets during the first quarter of 2003 and due to the average age of the Company's assets being older in fiscal 2004, resulting in a lower depreciation base. This is decrease in depreciation is offset by the increase in amortization due to the acquisition of the intangible asset - email list during the fourth quarter of 2003.

Interest expense

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense decreased to $70,580 for the three months ended March 31, 2004, a decrease of 1% over interest expense of $71,526 for the same period in the prior.  This decrease in the quarter ended March 31, 2004, compared to the first quarter of 2003 is due to the reduction in interest on capital leases due to outstanding debt on the capital leases reaching maturity.

            Net loss and loss per share

Net loss for the three months ended March 31, 2004, amounted to $38,479, a loss of $0.00 per share, compared to a loss of $134,177 or $0.01 per share for the same period in 2003. This decrease in losses is due to the Company's managements continued efforts to control operating costs and to increase revenue streams.

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

The Company had cash and cash equivalents of $20,098 and a working capital deficit of $1,375,585 at March 31, 2004.  This compares to cash and cash equivalents of $34,046 and a working capital deficit of $1,368,002 at December 31, 2003.

During the three months ended March 31, 2004, the Company generated cash of $6,323 from operating activities compared to $2,034 in the same period in the prior year.  The improvement in cash flow from operating activities in 2004 demonstrates the effectiveness of the Company's efforts to implement efficiencies in operations and reduce overall operating costs and increase revenue streams in 2004.

RISKS RELATED TO THE COMPANY'S BUSINESS

Need for additional capital to expand our business

The Company has recorded substantial operating losses and, as of March 31, 2004, has an accumulated deficit of $9,448,213.  We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue to expand our business.  The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

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

Success depends on key personnel; no "key man" life insurance

Future performance depends on the continued service of key personnel, and the ability to attract, train, and retain technical, marketing, customer support, and management personnel.  The loss of one or more key employees especially Mr. T. M. Williams, the Company's President and Chief Executive Officer, could negatively impact the Company, and there is no "key man" life insurance in force at this time.  Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

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

 ITEM 3.            Controls and Procedures.

(a)         Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2004 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)         Changes in internal controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2004. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

Comtech Capital LLC ("Comtech"), a unit of Technology Investment Partners of Auburn, Michigan were awarded judgment in the Michigan state district court in the county of Oakland in connection with non payment of leases for information technology equipment for the sum of $61,289, plus interest and costs and on March 29, 2004, filed a judgment enforcement suit against the Company in the Supreme Court of British Columbia. The Company is currently negotiating settlement with Comtech.

ITEM 2.            Changes in Securities

There were no changes during the quarter ended March 31, 2004.

ITEM 3.            Defaults Upon Senior Securities

Not Applicable

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new agreements during the quarter ended March 31, 2004.

ITEM 6.            Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)

Exhibits (continued)

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (c)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (c)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001, and restated as at May 21, 2002, dated July 23, 2003. (e)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (f)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on June 25, 2001.

(c) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company's year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(e) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2003, on August 14, 2003.

(f) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2003, on November 12, 2003.

Reports on Form 8-K.

During the quarter covered by this report, the Company did not file any reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.
(Registrant)
Date:	May 17, 2004	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

 CERTIFICATIONS

I, T. M. Williams, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Bingo.com, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Inc. as of, and for, the periods presented in this quarterly report;

4.  Bingo.com, Inc.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2004, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

 Signed :  /S/ T. M.  Williams                                                     Date : May 17, 2004

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bingo.com, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Inc. as of, and for, the periods presented in this quarterly report;

4.  Bingo.com, Inc.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2004, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : May 17, 2004

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 17, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-K for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a.)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b.)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        May 17, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.