Form 10QSB
period 2004-06-30
BINGO COM INC
filed 2004-08-16
CIK 1087853

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

 [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004

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

Yes X       No __

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer's common stock, par value $0.001 per share, was 24,249,086 as of August 16, 2004.

Transitional Small Business Disclosure Format (Check one): Yes  __      No X

BINGO. COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$60,413	$34,046
Accounts receivable, less allowance for doubtful accounts of $nil (2003 - $nil)	85,100	67,574
Inventory	1,290	663
Prepaid expenses	30,534	14,229
Total Current Assets	177,337	116,512

Equipment, net	46,309	45,247

Other assets	7,382	10,797

Domain name rights and intangible assets	1,299,673	1,304,617

Deferred tax asset, less valuation allowance of $3,168,998 (2003 - $2,905,525)	-	-

Total Assets	$1,530,701	$1,477,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$540,111	$617,903
Accounts payable - related party (Note 6)	182,247	192,068
Accrued liabilities	69,471	93,472
Accrued liabilities - related party (Note 6)	16,660	365,702
Unearned revenue	72,750	24,511
Loan payable - related party (Note 6)	182,171	190,858
Total Current Liabilities	1,063,410	1,484,514

Debenture payable (Note 3)	145,000	1,395,000
Less warrants - debenture discount	(10,211)	(259,823)
Net Debenture Payable	134,789	1,135,177

Total Liabilities	1,198,199	2,619,691

Commitments and contingencies (Note 5)

Stockholders' equity (deficit) (Note 4):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 23,107,942 shares (December 31, 2003 - 11,104,608 shares)	23,108	11,105
Additional paid-in capital	9,870,195	8,231,531
Accumulated deficit	(9,585,381)	(9,409,734)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficit)	332,502	(1,142,518)

Total Liabilities and Stockholders' Equity (Deficit)	$1,530,701	$1,477,173

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

For the periods ended June 30, 2004 and 2003

(Unaudited)

	Six Months ended June 30, 2004	Six Months ended June 30, 2003	Three Months ended June 30, 2004	Three Months ended June 30, 2003

Revenue	$493,941	$378,417	$247,752	$203,947

Cost of revenue	100,410	98,986	53,446	49,201

Gross profit	393,531	279,431	194,306	154,746

Operating expenses:
Depreciation and amortization	12,675	15,419	6,574	7,263
General and administrative	271,886	255,274	118,385	134,786
Sales and marketing	17,133	18,605	8,646	14,412
Total operating expenses	301,694	289,298	133,605	156,461

Income (loss) before other income (expense)	91,837	(9,867)	60,701	(1,715)

Other income (expense):
Foreign exchange gains/ (losses)	5,097	(41,377)	4,142	(25,175)
Gain on settlement of debt	30,967	49,478	30,967	49,478
Loss on disposal of equipment	-	(38,397)	-	-
Interest expense	(53,954)	(86,646)	(11,602)	(43,348)
Interest expense - warrant - debenture discount	(249,612)	(56,457)	(221,383)	(28,229)
Interest income	18	252	7	152

Loss before income taxes	(175,647)	(183,014)	(137,168)	(48,837)

Income tax expense	-	-	-	-

Net loss	$(175,647)	$(183,014)	$(137,168)	$(48,837)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	16,063,399	11,104,608	21,132,386	11,104,608

 See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity

 For period ended June 30, 2004

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Additional paid-in capital	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2003	11,104,608	$ 11,105	$ 8,231,531	$ (9,409,734)	$ 24,580	$ (1,142,518)

Conversion of Debenture "A" & Accrued interest	12,003,334	12,003	1,638,664	-	-	1,650,667

Net loss	-	-	-	(175,647)	-	(175,647)
Balance, June 30, 2004	23,107,942	$ 23,108	$ 9,870,195	$ (9,585,381)	$ 24,580	$ 332,502

 See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

For six months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(175,647)	$(183,014)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	12,675	15,419
Gain on settlement of debt	(30,967)	(49,478)
Amortization of warrants - debenture discount	249,612	56,457
Loss on disposal of equipment	-	38,397
Changes in operating assets and liabilities:
Accounts receivable	(17,526)	(9,451)
Prepaid expenses	(16,305)	(17,752)
Inventory	(627)	1,316
Other assets	3,415	18,124
Accounts payable and accrued liabilities	978	134,836
Unearned revenue	48,239	(8,350)
Net cash provided by (used in) operating activities	73,847	(3,496)

Cash flows from investing activities:
Acquisition of equipment	(8,793)	(3,648)
Acquisition of intangible asset - email list	(30,000)	-
Net cash used in investing activities	(38,793)	(3,648)

Cash flows from financing activities:
Capital lease repayments	-	(21,258)
Proceeds from loans and notes payable	(8,687)	23,296
Net cash (used in) provided by financing activities	(8,687)	2,038

Net increase (decrease) in cash	26,367	(5,106)

Cash, beginning of period	34,046	14,682
Cash, end of period	$60,413	$9,576

Supplementary information:
Interest paid	$1,306	$3,635
Income taxes paid	$-	$-

Non cash transactions
Conversion of Debenture "A" and accrued interest into common shares	$1,650,667	$-

 See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2004 and 2003

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Bingo.com, Inc. (the "Company") in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission for form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Inc.'s audited consolidated financial statements and related notes for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K, filed March 26, 2004, with the United States Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $9,585,381 at June 30, 2004.  Management continues to review operations in order to identify strategies designed to generate additional cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2004 and 2003

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

On April 16, 2004, the holders of Debenture "A" elected to convert the principal into 10,000,000 shares of the Company at a rate of $0.125 per share. In addition, Bingo, Inc. elected on April 16, 2004, to convert the accrued interest of $400,667 (December 31, 2003, $356,694) on Debenture "A" into 2,003,334 shares of the Company at a rate of $0.20 per share. These conversions were in accordance with the amended Debenture "A" agreement.

The common stock issued upon conversion of the Debenture "A" is subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 (the "Exchange Act").

The lenders of Debenture "A" received a total of 12,000,000 common stock purchase warrants, with an exercise price of $0.25 per share, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website. The remaining 4,800,000 warrants expired unexercised.

The Company accounted for the value of the warrants upon issuance of the Debenture "A" in accordance with APB Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036, which is amortized to interest expense over five years.

The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $31,743 for the six months ended June 30, 2004. (June 30, 2003 - $53,903). At April 16, 2004, the warrant debenture discount of $215,315 remained unamortized. The Company immediately expensed this unamortized warrant debenture discount as interest expense - warrant - debenture discount.

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006. The accrued interest on Debenture "B" as of June 30, 2004, is $34,800 (December 31, 2003 - $26,124) of which, $12,000 (December 31, 2003 - $9,008) is recorded in

BINGO.COM, INC.

Three and six months ended June 30, 2004 and 2003

(Unaudited)

3.       Debentures Payable (continued):

accrued liabilities - related party and the remainder $22,800 (December 31, 2003  - $17,116) under accrued liabilities.

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

The holders of the Debenture "B" have the right, but not the obligation, to elect to convert all, or part, of the outstanding principal amount of Debenture "B" into shares of the Company's common stock at a conversion price of $0.15 per share until the third anniversary date of the Debenture "B". The common stock that would be issued upon conversion of Debenture "B" will be subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 ("The Exchange Act"). Subsequent to the period ended June 30, 2004, the principal portion ($145,000) of Debenture "B" and the related accrued interest of $34,895 was converted into 1,141,144 common shares of the Company.

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

4.      Stockholder's Equity (Deficit):

During the quarter ended June 30, 2004, the Company granted options to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $0.10 per share to the directors of the Company.  The options vest immediately.  The options were granted under the terms of the Company's 1999 Stock Option Plan.  The market price for the Company's common stock on the grant date was $0.085.

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2004 and 2003

(Unaudited)

4.        Stockholder's Equity (Deficit): (Continued)

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

	Six Months ended June 30,		Three Months ended June 30,
	2004	2003	2004	2003
Net loss for the period	$(175,647)	$(183,014)	$(137,168)	$(48,837)
Deduct : Total stock based employee expense	(40,592)	(5,771)	(13,415)	(4,028)
Net loss for the period - pro forma	$(216,239)	$(188,785)	$(150,583)	$(52,865)
Basic loss per share - as reported	$(0.01)	$(0.02)	$(0.01)	$(0.00)
Basic loss per share - pro forma	$(0.01)	$(0.02)	$(0.01)	$(0.00)
Weighted average fair value of options granted during period	$0.06	$0.02	$0.11	$0.02

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended June 30, 2004	Three months ended June 30, 2004
Expected dividend yield	-	-
Expected stock price volatility	166 -175%	166%
Risk-free interest rate	0.99 -1.01%	0.99%
Expected life of options	5 years	5 years
Block Discount Applied	40%	40%

This block discount applied is due to the illiquidity of shares.

5.      Business Combinations

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2004 and 2003

(Unaudited)

 5.      Business Combinations : (Continued)

During the fourth quarter of 2003, the Company determined that its subsidiaries' functional currency was changed from the local currency to the reporting currency of the Company. Therefore, gains and losses from the change of foreign currency monetary and non-monetary assets and liabilities are included in income, whereas previously these were recorded as a translation adjustment.

	Six months ended June 30, 2003	Three months ended June 30, 2003

Net loss for the period	$(183,014)	$(48,837)

Add : Cumulative translation adjustment - as report in Q2, 2003	(43,007)	(24,330)

Net loss for the period as reported in Q2 2003	$(140,007)	$(24,507)

Basic loss per share - as reported	$(0.02)	$(0.00)
Basic loss per share - as reported in Q2 2003	$(0.01)	$(0.00)

 6.      Commitments and Contingencies :

On October 17, 2003, the Company settled a legal dispute with Mr. Roger Ach and the Lottery Channel, Inc. In exchange for some cross promotion and the monthly use of their email list for a period of 5 years, the Company agreed to pay Mr. Ach the sum of $49,436.  The amount is being repaid at a rate of $5,000 per month commencing on January 1, 2004.

The Company may from time to time, become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

For the period ending June 30, 2004, the Company has loans outstanding for $137,393 (December 31, 2003 - $147,458) from a current director and officer of the Company. These loans have no fixed repayment terms and are non-interest bearing.

For the period ending June 30, 2004, the Company has an outstanding loan for $44,778 (December 31, 2003 - $43,400) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum and is included in the balance of the loan.

In addition the Company has a liability of $176,918 (December 31, 2003 - $192,068), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2004 and 2003

(Unaudited)

7.    Related Party Transactions: (Continued)

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. Bingo, Inc. is the holder of Debenture "B" as discussed in Note 3. In addition, the Company pays domain name purchase payments for the exclusive right to use of the domain name bingo.com to Bingo, Inc. These payments are based on 4% of the preceding month's gross revenue as defined in the amended agreement. During the six months ended June 30, 2004, the Company made payments totaling $19,757 (June 30, 2003 - $15,137). As at June 30, 2004, the Company has a liability relating to these payments of $9,909 (December 31. 2003, - $3,823)

The Company has accrued interest payable to Bingo, Inc. of $0 (December 31, 2003 - $356,694) on Debenture "A" and $12,000 (December 31, 2003 - $9,008) on Debenture "B".

As discussed in Note 3, the accrued interest on Debenture "A" was converted to common stock of the Company during the quarter ended June 30, 2004. Subsequent to the quarter ended June 30, 2004, the accrued interest on Debenture "B" was converted into common stock of the Company.

In addition, Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B", as discussed in Note 3.  During the quarter ended June 30, 2004, 4,800,000 common stock purchase warrants "A" expired and were not exercised.

8.       Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by selling advertising on the website.  The revenue for the last three years has been derived primarily from the advertising business in the United States of America.

Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended June 30, 2004, the Company made sales of $105,000 and $80,000 to two customers, which were in excess of 10% of total sales. For the period ended June 30, 2003, the Company made sales of $107,000, and $40,600 to two customers, which were in excess of 10% of total sales.

These customers to whom sales represent more than 10% of the total sales represent multiple advertising customers who advertise on the Company's website.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2004 and 2003

(Unaudited)

8.       Segmented information: (Continued)

             Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers.  As of June 30, 2004, three customers totalling $28,000, $19,747 and $16,276, accounted for total accounts receivable greater than 10%.  At December 31, 2003, two customers totalling $37,747, and $10,572, accounted for total accounts receivable greater than 10%.  The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.

The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

            Equipment

At the end of June 30, 2004 and December 31, 2003, the majority of the Company's equipment was located in Canada.

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

The Company has incurred significant losses since inception, and as of June 30, 2004, had an accumulated deficit of $9,585,381.  The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales, marketing efforts, interest and depreciation.  There can be no assurances that this will occur.  The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of June 30, 2004, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Revenue increased to $247,752 for the quarter ended June 30, 2004, an increase of 21% from revenue of $203,947 for the same period in the prior year. In addition, revenue increased by 1% for the quarter ended June 30, 2004, over revenue of $246,189, for the first quarter of 2004. The Company has increased its advertising rates by approximately 10% overall at the beginning of 2004 and obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

Cost of revenue

The Company recorded cost of revenue of $53,446 during the quarter ended June 30, 2004, an increase of $4,246 or 9% compared to costs of $49,201 for the same period in the prior.  The gross margin increased to 78% for the quarter ended June 30, 2004, compared to 76% gross margin in the second quarter of the prior year.  Cost of revenue during the quarter ended June 30, 2004, has increased 14% compared to cost of revenue of $46,964 for the first quarter of 2004.  The gross margin decreased from 81% for the first quarter of 2004. Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website.  The increase in cost of revenue, compared to the prior year and first quarter of 2004 is due to an increase in commission related sales.

            Sales and marketing expenses

Sales and marketing expenses decreased to $8,646 for the quarter ended June 30, 2004, a decrease of  $5,766 (40%) over expenses of $14,412 in the second quarter of 2003. In addition, sales and marketing expenses during the quarter ended June 30, 2004, increased by 2% over sales and marketing expenses of $8,487 for the first quarter of 2004.  Sales and marketing expenses include principally costs for marketing, co-brand advertising and prizes for our game site. This decrease for the quarter ended June 30, 2004, compared to the second quarter of 2003 is due to the decrease in promotion and public relations costs.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's accounting, administrative and technical staff, premises costs for the Company's office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses decreased to $118,385 for the second quarter of 2004, a decrease of 12% over costs of $134,786 for the same period last year. In addition, general and administrative expenses for the quarter ended June 30, 2004, decreased by 23% over general and administrative costs of $153,502 for the first quarter of 2004. General and administrative expenses have decreased in comparison to the prior year and the prior quarter due to management's continued efforts to control operating costs, especially legal and accounting costs.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company's equipment and amortization of intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Intangible asset - email list is amortized over five years. Depreciation and amortization decreased to $6,574 during the quarter ended June 30, 2004, a reduction of 9% over costs of $7,263 during the same quarter in the prior.  The depreciation and amortization for the quarter ended June 30, 2004, increased 8% compared to depreciation and amortization costs of $6,101 for the first quarter of 2004. The changes in depreciation and amortization can be explained due to the average age of the Company's assets being older in fiscal 2004, resulting in a lower depreciation base. This decrease in depreciation is offset by the increase in amortization due to the acquisition of the intangible asset - email list during the fourth quarter of 2003. The increase in depreciation and amortization for the quarter ended June 30, 2004, compared to the first quarter of 2004 is due to acquisition of additional equipment during the second quarter of 2004.

Interest expense

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense decreased to $11,602 for the three months ended June 30,

2004, a decrease of 73% over interest expense of $43,348 for the same period in the prior year.  In addition, interest expense for the quarter ended June 30, 2004, decreased 73% compared to interest expense of $42,352 for the first quarter of 2004. This decrease in interest expense in the quarter ended June 30, 2004, compared to the second quarter of 2003 and first quarter of 2004 is due to the conversion of Debenture "A" and the accrued interest into common stock of the Company during the second quarter of 2004.

Interest expense - warrant - debenture discount increased to $221,383 for the three months ended June 30, 2004, an increase of 684% over interest expense - warrant - debenture discount of $28,229 for the same period in the prior year and over interest expense - warrant - debenture discount of $28,229 for the first quarter of 2004. This increase is due to the write off of the unamortized portion of the Warrant - Debenture Discount, due to the conversion of Debenture "A" into shares of the Company and the expiration of Warrant "A" for 4,800,000 shares of the Company during the second quarter of 2004.

            Net loss and net loss per common share

Net loss for the three months ended June 30, 2004, amounted to $137,168, a loss of $0.01 per share, compared to a net loss of $48,837 or $0.00 per share for the same period in 2003 or a net loss of $38,479, a loss of $0.00 per share, for the first quarter of 2004, This increase in net losses is due to the write off of the unamortized portion of the Warrant - Debenture Discount. This write off was due to the conversion of Debenture "A" into shares of the Company and the expiration of Warrant "A" for 4,800,000 shares of the Company.

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

The Company had cash and cash equivalents of $60,413 and a working capital deficit of $886,073 at June 30, 2004.  This compares to cash and cash equivalents of $34,046 and a working capital deficit of $1,368,002 at December 31, 2003.

During the three months ended June 30, 2004, the Company generated cash of $73,847 from operating activities compared to using cash of $3,496 in the same period in the prior year.  The improvement in cash flow from operating activities in 2004 demonstrates the effectiveness of the Company's efforts to implement efficiencies in operations and reduce overall operating costs and increase revenue streams in 2004.

RISKS RELATED TO THE COMPANY'S BUSINESS

Need for additional capital to expand our business

The Company has recorded substantial operating losses and, as of June 30, 2004, has an accumulated deficit of $9,585,381.  We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue to expand our business.  The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2004 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

Other than described below, the Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2004. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

Comtech Capital LLC ("Comtech"), a unit of Technology Investment Partners of Auburn, Michigan were awarded judgment in the Michigan state district court in the county of Oakland in connection with non payment of leases for information technology equipment for the sum of $61,289, plus interest and costs and on March 29, 2004, filed a judgment enforcement suit against the Company in the Supreme Court of British Columbia. The Company made an out of court settlement with Comtech during the quarter ended June 30, 2004.

ITEM 2.            Changes in Securities

On April 16, 2004, the Company issued 12,003,334 common shares upon the conversion of Debenture "A" and the accrued interest thereon.

ITEM 3.            Defaults Upon Senior Securities

Not Applicable

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new agreements during the quarter ended June 30, 2004.

ITEM 6.            Exhibits and Reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)

Exhibits (continued)

Exhibit Number	Description
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (c)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (c)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001, and restated as at May 21, 2002, dated July 23, 2003. (e)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (f)
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 16, 2004.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 16, 2004.

32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 16, 2004.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 16, 2004.

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

Reports on Form 8-K.

During the quarter covered by this report, the Company filed the following reports on Form 8-K:

Current Report, on Form 8-K filed April 19, 2004, filing under item 5. Other events and regulation FD disclosure for the conversion of Debenture "A" and the accrued interest thereon into common shares of the Company.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.
(Registrant)
Date:	August 16, 2004	/S/ T.M. Williams
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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2004, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

 Signed :  /S/ T. M.  Williams                                                     Date : August 16, 2004

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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2004, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : August 16, 2004

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 16, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-K for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 16, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.