Form 10QSB
period 2004-11-15
BINGO COM INC
filed 2004-11-15
CIK 1087853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[    ]      [    ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
                        For the transition period from _____________ to ____________

Commission File Number:  000-27339

        BINGO.COM, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1405, 1166 Alberni Street,

Vancouver, British Columbia,

Canada, V6E 3Z3

(Address of principal executive offices)

(604) 694-0300

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, par value $0.001 per share, was 24,249,086 as of November 15, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BINGO.COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$55,993	$34,046
Accounts receivable, less allowance for doubtful accounts of $nil (2003 - $nil)	43,975	67,574
Inventory	1,127	663
Prepaid expenses	22,911	14,229
Deferred tax asset, less valuation allowance of $3,104,499 (2003 - $2,905,525)	-	-
Total Current Assets	124,006	116,512

Equipment, net	42,417	45,247

Other assets	7,523	10,797

Domain name rights and intangible assets	1,297,202	1,304,617

Total Assets	$1,471,148	$1,477,173

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$464,979	$617,903
Accounts payable - related party (Note 8)	157,342	192,068
Accrued liabilities	50,201	86,777
Accrued liabilities - related party (Note 8)	7,342	372,397
Unearned revenue	76,163	24,511
Loan payable - related party (Note 8)	162,309	190,858
Total Current Liabilities	918,336	1,484,514

Debenture payable (Note 3)	-	1,395,000
Less warrants - debenture discount	-	(259,823)
Net Debenture Payable	-	1,135,177

Total Liabilities	918,336	2,619,691

Commitments and contingencies (Note 7)

Stockholders' equity (deficit) (Note 4):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 24,249,086 shares (December 31, 2003 - 11,104,608 shares)	24,249	11,105
Additional paid-in capital	10,048,949	8,231,531
Accumulated deficit	(9,544,966)	(9,409,734)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficit)	552,812	(1,142,518)

Total Liabilities and Stockholders' Equity (Deficit)	$1,471,148	$1,477,173

 See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

For the periods ended September 30, 2004 and 2003

(Unaudited)

	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003	Three Months ended September 30, 2004	Three Months ended September 30, 2003

Revenue	$768,699	$615,175	$274,758	$236,758

Cost of revenue	164,701	152,683	64,291	53,697

Gross profit	603,998	462,492	210,467	183,061

Operating expenses:
Depreciation and amortization	19,429	22,918	6,754	7,499
General and administrative	407,874	381,391	135,988	126,117
Sales and marketing	30,913	22,371	13,780	3,766
Total operating expenses	458,216	426,680	156,522	137,382

Income before other income (expense)	145,782	35,812	53,945	45,679

Other income (expense):
Foreign exchange losses	(9,537)	(43,558)	(14,634)	(2,181)
Gain on settlement of debt	38,518	51,228	7,551	1,750
Loss on disposal of equipment	-	(38,397)	-	-
Interest expense	(54,710)	(130,076)	(756)	(43,429)
Interest expense - warrant - debenture discount	(259,823)	(84,684)	(10,211)	(28,228)
Interest income	27	279	9	27
Other income	4,511	-	4,511	-

Net income (loss) before income taxes	(135,232)	(209,396)	40,415	(26,382)

Income tax expense	-	-	-	-

Net income (loss)	$(135,232)	$(209,396)	$40,415	$(26,382)

Net income (loss) per common share, basic and diluted	$(0.01)	$(0.02)	$0.00	$(0.00)

Weighted average common shares outstanding, basic and diluted	18,813,622	11,104,608	24,266,546	11,104,608

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

For the period ended September 30, 2004

(Unaudited)

	Common stock				Accumulated Other Comprehensive income
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2003	11,104,608	$ 11,105	$ 8,231,531	$ (9,409,734)	$ 24,580	$ (1,142,518)

Conversion of Debenture "A" and Accrued interest	12,003,334	12,003	1,638,664	-	-	1,650,667

Conversion of Debenture "B" and Accrued interest	1,141,144	1,141	178,754	-	-	179,895

Net loss	-	-	-	(135,232)	-	(135,232)
Balance, September 30, 2004	24,249,086	$ 24,249	$ 10,048,949	$ (9,544,966)	$ 24,580	$ 552,812

 See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003

(Unaudited)

		2004		2003
Cash flows from operating activities:
Net loss		$(135,232)		$(209,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		19,429		22,918
Gain on settlement of debt		(38,518)		(51,228)
Amortization of warrants - debenture discount		259,823		84,685
Loss on disposal of equipment		-		38,397
Changes in operating assets and liabilities:
Accounts receivable		23,599		(39,697)
Prepaid expenses		(8,682)		(6,201)
Inventory		(464)		1,916
Other assets		3,274		18,135
Accounts payable and accrued liabilities		(70,201)		150,393
Unearned revenue		51,652		25,351
Net cash provided by operating activities		104,680		35,273

Cash flows from investing activities:
Acquisition of equipment		(9,184)		(7,109)
Acquisition of intangible asset - email list		(45,000)		-
Net cash used in investing activities		(54,184)		(7,109)

Cash flows from financing activities:
Capital lease repayments		-		(25,462)
(Payments to) Proceeds from loans and notes payable		(28,549)		24,747
Net cash used in financing activities		(28,549)		(715)

Net increase in cash		21,947		27,449

Cash, beginning of period		34,046		14,682
Cash, end of period		$55,993		$42,131

Supplementary information:
Interest paid		$1,966		$4,869
Income taxes paid	$	‑	$	‑

Non cash transactions
Conversion of Debenture "A" and accrued interest into common shares		$1,650,667		$-
Conversion of Debenture "B" and accrued interest into common shares		$179,895		$-

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2004 and 2003

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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $9,544,966 at September 30, 2004.  Management continues to review operations in order to identify strategies designed to generate additional cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. These include looking for new revenue streams and implementation of efficiencies in operations to reduce the overall operating costs. The Company is constantly looking for new sources of revenue that will help fund our business.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2004 and 2003

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

The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $31,743 for the nine months ended September 30, 2004. (September 30, 2003 - $80,855). At April 16, 2004, the warrant debenture discount of $215,315 remained unamortized. The Company immediately expensed this unamortized warrant debenture discount as interest expense - warrant - debenture discount.

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

On July 2, 2004, the holders of Debenture "B" elected to convert the principal into 966,667 shares of the Company at a rate of $0.15 per share. In addition, the holders of Debenture "B" elected on July 2, 2004, to convert the accrued interest of $34,895 (December 31, 2003, $26,124) on Debenture "B" into 174,477 shares of the Company at a rate of $0.20 per share. These conversions were in accordance with the amended Debenture "B" agreement.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2004 and 2003

(Unaudited)

3.       Debentures Payable (continued):

The common stock issued upon conversion of the Debenture "B" is subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 (the "Exchange Act").

The holders of the Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share. The common stock purchase warrants issued in connection with the Debenture "B" are exercisable for a period of three years from the date of Debenture "B". Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423. The estimated discounted value of the warrants will be amortized to interest expense over four years. The total effect of the issuance of the warrants relating to Debenture "B" was to increase interest expense by $2,582 for the nine months ended September 30, 2004. (September 30, 2003 - $3,833). At July 2, 2004, the warrant debenture discount of $10,183 remained unamortized. The Company immediately expensed this unamortized warrant debenture discount as interest expense - warrant - debenture discount.

4.      Stockholder's Equity (Deficit):

During the quarter ended March 31, 2004, the Company granted options to purchase a total of 600,000 shares of the Company's common stock at an exercise price of $0.10 per share to employees of the Company.  The options vest as to 10% at the grant date, 15% after one year, and 2% per month thereafter.  The options were granted under the terms of the Company's 2001 Stock Option Plan.  The market price for the Company's common stock on the grant date was $0.08.

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

During the quarter ended September 30, 2004, the Company granted options to purchase a total of 600,000 shares of the Company's common stock at an exercise price of $0.15 per share to the directors of the Company.  The options vest immediately.  The options were granted under the terms of the Company's 1999 Stock Option Plan.  The market price for the Company's common stock on the grant date was $0.15. The Company granted options to purchase a total of 1,200,000 shares of the Company's common stock at an exercise price of $0.10 per share to the employees of the Company, of which 1,100,000 were issued under the terms of the Company's 2001 Stock Option Plan and 100,000 under the terms of the Company's 1999 Stock Option Plan. These options vest 10% at grant date, 15% after one year and 2% per month there after. The market price for the Company's common stock on the grant date was $0.09. In addition, 250,000 options to purchase shares of the Company's common stock at an exercise price of $0.15 per share were granted to officers of the Company. These options were granted under the terms of the Company's 2001 Stock Option Plan. These options vest 10% at grant date, 15% after one year and 2% per month thereafter. The market price for the Company's common stock on the grant date was $0.15.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2004 and 2003

(Unaudited)

4.        Stockholder's Equity (Deficit): (Continued)

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

	Nine Months ended September 30,		Three Months ended September 30,
	2004	2003	2004	2003
Net income (loss) for the period	$(135,232)	$(209,396)	$40,415	$(26,382)
Deduct : Total stock based employee expense	(168,075)	(5,771)	(127,483)	-
Net loss for the period - pro forma	$(303,307)	$(215,167)	$(87,068)	$(26,382)
Basic loss per share - as reported	$(0.01)	$(0.02)	$0.00	$(0.00)
Basic loss per share - pro forma	$(0.02)	$(0.02)	$(0.00)	$(0.00)
Weighted average fair value of options granted during period	$0.18	$0.02	$0.74	$0.00

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Expected dividend yield	-	-	-	-
Expected stock price volatility	146 -175%	158 - 174%	146 - 149%	-
Risk-free interest rate	0.99 -1.80%	1.21 - 1.28%	1,52 - 1.80%	-
Expected life of options	5 years	5 years	5 years	-
Block Discount Applied	40%	40%	40%	-

This block discount applied is due to the illiquidity of shares.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2004 and 2003

(Unaudited)

5.      Foreign Currency Translations:

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

	Nine months ended September 30, 2003	Three months ended September 30, 2003

Net loss for the period	$(209,396)	$(26,382)

Add : Cumulative translation adjustment - as report in Q3, 2003	49,236	6,228

Net loss for the period as reported in Q3 2003	$(160,160)	$(20,154)

Basic loss per share - as reported	$(0.02)	$(0.00)
Basic loss per share - as reported in Q3 2003	$(0.01)	$(0.00)

 6.    Business Combinations:

On September 30, 2004, the Company incorporated a subsidiary in Anguilla, British West Indies - Bingo.com, Ltd. with a share capital of $2,000.

7.       Commitments and Contingencies:

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2004 and 2003

(Unaudited)

8.            Related Party Transactions:

For the period ending September 30, 2004, the Company has loans outstanding for $116,835 (December 31, 2003 - $147,458) from a current director and officer of the Company. These loans have no fixed repayment terms and are non-interest bearing.

For the period ending September 30, 2004, the Company has an outstanding loan for $45,474 (December 31, 2003 - $43,400) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum and is included in the balance of the loan. As at September 30, 2004, the accrued interest was $5,999 (December 31, 2003 - $3,924)

In addition the Company has a liability of $163,424 (December 31, 2003 - $194,940), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc. In addition, the Company pays domain name purchase payments for the exclusive right to use of the domain name bingo.com to Bingo, Inc. These payments are based on 4% of the preceding month's gross revenue as defined in the amended agreement. During the nine months ended September 30, 2004, the Company made payments totaling $30,746 (September 30, 2003 - $24,607). As at September 30, 2004, the Company has a liability relating to these payments of $1,260 (December 31. 2003, - $3,823)

The Company has accrued interest payable to Bingo, Inc. of $0 (December 31, 2003 - $356,694) on Debenture "A" and $0 (December 31, 2003 - $9,008) on Debenture "B". The Company incurred interest expense payable to Bingo, Inc. during the nine months ended September 30, 2004, of $43,973 (Nine months ended September 30, 2003 -  $99,863) on Debenture "A". In addition, the Company incurred interest expense payable to Bingo, Inc. during the nine months ended September 30, 2004, of $3,025 (Nine months ended September 30, 2003 - $4,488) on Debenture "B".

As discussed in Note 3, the accrued interest on Debenture "B" was converted to common stock of the Company during the quarter ended September 30, 2004.

In addition, Bingo, Inc. was issued a total of 4,800,000 common stock purchase warrants in connection with the Debenture "A" and 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance of each of the Debenture "A" and Debenture "B", as discussed in Note 3.  During the second quarter ended June 30, 2004, 4,800,000 common stock purchase warrants "A" expired and were not exercised.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2004 and 2003

(Unaudited)

9.    Segment Information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by selling advertising on the website.  The revenue for the last three years has been derived primarily from the advertising business in the United States of America.

Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended September 30, 2004, the Company made sales of $81,000 to one customer, which was in excess of 10% of total sales. For the period ended September 30, 2003, the Company made sales of $74,000, to one customer, which was in excess of 10% of total sales.

These customers to whom sales represent more than 10% of the total sales represent multiple advertising customers who advertise on the Company's website.

            Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers.  As of September 30, 2004, three customers totaling $12,400, $9,392 and $5,000, accounted for total accounts receivable greater than 10%.  At December 31, 2003, two customers totaling $37,747, and $10,572, accounted for total accounts receivable greater than 10%.  The Company controls credit risk through monitoring procedures and receiving prepayments.

The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

            Equipment

At the end of September 30, 2004 and December 31, 2003, the majority of the Company's equipment was located in Canada.

10.       Subsequent Event:

The Board of Directors of the Company decided to merge the wholly owned subsidiary Bingo.com, Ltd., which is incorporated under the International Business Companies Act of Anguilla, British West Indies, with Bingo.com, Inc.  Bingo.com, Ltd. will be the surviving corporation following the merger. Subsequent to the period ended September 30, 2004, the Company filed a form S-4 with the Securities Exchange Commission requesting approval of the Securities Exchange Commission for the merger to take place.

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Inc.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

OVERVIEW

The Company is in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more.  The Company envisions becoming the preeminent bingo-based Web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers.  The Company's existing Website has attracted over 1,000,000 registered users.  The Company intends to continue to build on this subscriber base to further develop its online presence.

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

We intend to continue to build on the success of the existing free site by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through advertising.  We also may add enhanced content available to users for a monthly subscription charge in order to further grow our revenue base.  We intend to provide non-North American players with the opportunity to play traditional bingo for cash.

The Company has incurred significant losses since inception, and as of September 30, 2004, had an accumulated deficit of $9,544,966.  The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales, marketing efforts, interest and depreciation.  There can be no assurances that this will occur.  The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of September 30, 2004, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  SFAS142 requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Revenue increased to $274,758 for the quarter ended September 30, 2004, an increase of 16% from revenue of $236,758 for the same period in the prior year. In addition, revenue increased by 11% for the quarter ended September 30, 2004, over revenue of $247,752, for the second quarter of 2004. The Company has increased its advertising rates by approximately 10% overall at the beginning of 2004 and obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

           Cost of revenue

The Company recorded cost of revenue of $64,291 during the quarter ended September 30, 2004, an increase of $10,594 or 20% compared to costs of $53,697 for the same period in the prior year.  The gross margin remained at 77% for the quarter ended September 30, 2004, compared to the third quarter of the prior year.  Cost of revenue during the quarter ended September 30, 2004, has increased 20% compared to cost of revenue of $53,446 for the second quarter of 2004.  The gross margin decreased from 78% for the second quarter of 2004. Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website.  The increase in cost of revenue, compared to the prior year and first quarter of 2004 is due to an increase in commission related sales.

            Sales and marketing expenses

Sales and marketing expenses increased to $13,780 for the quarter ended September 30, 2004, an increase of  $10,014 (266%) over expenses of $3,766 in the third quarter of 2003. In addition, sales and marketing expenses during the quarter ended September 30, 2004, increased by 59% over sales and marketing expenses of $8,646 for the second quarter of 2004.  Sales and marketing expenses include principally costs for marketing, co-brand advertising and prizes for our game site. This increase for the quarter ended September 30, 2004, compared to the third quarter of 2003 and the second quarter of 2004 is due to an increase in link advertising to maintain our number one spot in the search engines.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for the Company's accounting, administrative and technical staff, premises costs for the Company's office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $135,988 for the third quarter of 2004, an increase of 8% over costs of $126,117 for the same period last year. In addition, general and administrative expenses for the quarter ended September 30, 2004, increased by 15% over general and administrative costs of $118,385 for the second quarter of 2004. General and administrative expenses have increased in comparison to the prior year and the prior quarter due to an increase in legal expenses on legal advise on merging Bingo.com, Inc. with its subsidiary in Anguilla, British West Indies, Bingo.com, Ltd. and the filing of the Form S-4 requesting the Securities and Exchange commission approval. In addition, the General and administrative expenses has increased due to the weakness of the United States dollar in comparison with the Canadian dollar.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company's equipment and amortization of intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Intangible asset - email list is amortized over five years. Depreciation and amortization decreased to $6,754 during the quarter ended September 30, 2004, a reduction of 10% over costs of $7,499 during the same quarter in the prior.  The depreciation and amortization for the quarter ended September 30, 2004, increased 3% compared to depreciation and amortization costs of $6,574 for the second quarter of 2004. The changes in depreciation and amortization can be explained due to the average age of the Company's assets being older in fiscal 2004, resulting in a lower depreciation base. This decrease in depreciation is offset by the increase in amortization due to the acquisition of the intangible asset - email list during the fourth quarter of 2003. The increase in depreciation and amortization for the quarter ended September 30, 2004, compared to the second quarter of 2004 is due to acquisition of additional equipment during the third quarter of 2004.

Interest expense

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense decreased to $756 for the three months ended September 30, 2004, a decrease of 98% over interest expense of $43,429 for the same period in the prior year.  In addition, interest expense for the quarter ended September 30, 2004, decreased 93% compared to interest expense of $11,602 for the second quarter of 2004. This decrease in interest expense in the quarter ended September 30, 2004, compared to the third quarter of 2003 and second quarter of 2004 is due to the conversion of Debenture "A" and the accrued interest into common stock of the Company during the second quarter of 2004 and the conversion of Debenture "B" and the accrued interest into common stock of the Company during the third quarter of 2004.

Interest expense - warrant - debenture discount decreased to $10,211 for the three months ended September 30, 2004, a decrease of 64% over interest expense - warrant - debenture discount of $28,228 for the same period in the prior year and a decrease of 95% over interest expense - warrant - debenture discount of $221,383 for the second quarter of 2004. This decrease is due to the write off of the unamortized portion of the Warrant - Debenture Discount, due to the conversion of Debenture "B" into shares of the Company during the third quarter of 2004. The decrease compared to the second quarter of 2004 is due to the write off of the unamortized portion of the Warrant - Debenture Discount, due to the conversion of Debenture "A" into shares of the Company and the expiration of Warrant "A" for 4,800,000 shares of the Company during the second quarter of 2004.

            Net income (loss) and net income  (loss) per common share

Net Income for the three months ended September 30, 2004, amounted to $40,415, an income of $0.00 per share, compared to a net loss of ($26,382) or ($0.00) per share for the same period in 2003 or a net loss of ($137,168), a loss of ($0.01) per share, for the second quarter of 2004, This increase in net income compared to the third quarter of the prior year is due to the increase in revenue. The increase in net income compared to the second quarter of 2004, is due to the write off of the unamortized portion of the Warrant - Debenture Discount in the second quarter of 2004. This write off was due to the conversion of Debenture "A" into shares of the Company and the expiration of Warrant "A" for 4,800,000 shares of the Company.

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

The Company had cash and cash equivalents of $55,993 and a working capital deficit of $794,330 at September 30, 2004.  This compares to cash and cash equivalents of $34,046 and a working capital deficit of $1,368,002 at December 31, 2003.

During the three months ended September 30, 2004, the Company generated cash of $104,680 from operating activities compared to generating cash of $35,273 in the same period in the prior year.  The improvement in cash flow from operating activities in 2004 demonstrates the effectiveness of the Company's efforts to implement efficiencies in operations and reduce overall operating costs and increase revenue streams in 2004.

RISKS RELATED TO THE COMPANY'S BUSINESS

            Need for additional capital to expand our business

The Company has recorded substantial operating losses and, as of September 30, 2004, has an accumulated deficit of $9,544,966.  We have not yet achieved profitable operations or secured a long-term source of consistent and reliable revenue to expand our business.  The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

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

The effect of Government Action

Current anti-Internet gambling sentiment in the United States appears to be expanding to include taking action against "publisher" websites based in the United States.  Any website which accepts advertising from Internet gambling websites is potentially at risk.  In 2003, the United States government started a grand jury investigation, led by the United States attorney's office in St. Louis, to look into American companies working with offshore casinos.  In April 2004, United States marshals seized approximately $3 million in advertising proceeds paid by an offshore casino to Discovery Networks under an "aiding and abetting" legal theory. The Discovery Networks is contesting the case against it and we will follow the case closely.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the management of the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

The Company is not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2004. Management of the Company is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2004, the Company issued 12,003,334 common shares upon the conversion of Debenture "A" and the accrued interest thereon. On July 2, 2004, the Company issued 1.141,144 common shares upon the conversion of Debenture "B" and the accrued interest thereon. No funds were raised during the quarter ended September 30, 2004.

ITEM 3.            Defaults Upon Senior Securities

Not Applicable

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended September 30, 2004.

            Reports on Form 8-K.

During the quarter covered by this report, the Company filed the following reports on Form 8-K:

Current Report, on Form 8-K filed July 6, 2004, filing under item 5. Other events and regulation FD disclosure for the conversion of Debenture "B" and the accrued interest thereon into common shares of the Company.

            Reports Subsequent to the quarter ended September 30, 2004.

Current Report, on Form 8-K filed October 8, 2004, filing under item 5. Other events and regulation FD disclosure for the appointment of T. M. Williams and P.A. Crossgrove as directors of the Company, the appointment of Dohan and Company, P.A., CPA's as independent registered auditors of the Company and the ratification of the actions of the directors of the Company for the past year.

The Company filed a Form S-4 on November 1, 2004, for the merger of the Company with it's subsidiary Bingo.com, Ltd. incorporated in Anguilla, British West Indies. This merger is subject to Securities and Exchange Commission approval.

ITEM 6.            Exhibits

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 15, 2004.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d - 15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 15, 2004.

32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 15, 2004.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 15, 2004.

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

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 15, 2004	BINGO.COM, INC.
(Registrant)
Date:	November 15, 2004	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	November 15, 2004	/S/ H. W. Bromley
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

 Signed :  /S/ T. M.  Williams                                                     Date : November 15, 2004

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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2004, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

 Signed :  /S/ H. W. Bromley                                                      Date : November 15, 2004

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

 EXHIBIT 32.1

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 15, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

                EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-K for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 15, 2004

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.