Form 10KSB
period 2004-12-31
BINGO COM INC
filed 2005-03-21
CIK 1087853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

Or

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 193

For the transition period from                 to

Commission file number:000-26319

Bingo.com, Inc.

(Name of small business issuer in its charter)

Florida	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Alberni Street, Suite 1405

Vancouver, BC, Canada, V6E 3Z3

(604) 694-0300

(Address of principal executive offices, zip code, and Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Each Class & Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year. $1,158,620

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 21, 2005 being $0.95 per share: $23,593,284.  The number of shares of the issuer's common stock outstanding on March 21, 2005 was 24,835,036. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BIGR".

DOCUMENTS INCORPORATED BY REFERENCE

The merger with Bingo.com, Ltd., which was approved by the Securities Exchange Commission on March 8, 2005, and is effective on April 4, 2005, is described in the prospectus filed under Rule 424(b) of the Securities Act and the Form S4, which were filed on March 9, 2005 and March 4, 2005 respectively.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [ X ]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..12

PART I

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties.  All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in the material set forth under "Business," and "Management's Discussion and Analysis or plan of Operation," as well as in this Annual Report generally.  We generally use words such as "believes," "intends," "expects," "anticipates," "plans," and similar expressions to identify forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from this forecast or anticipated in such forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Bingo.com, Inc. (the "Company") is in the business of developing and operating a bingo based web portal designed to provide a variety of free games and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. We envision becoming the preeminent bingo-based web portal on the Internet, using its bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers. Our existing website has attracted over 1,000,000 registered users and served over 3,000,000,000 bingo cards since its inception. As there are a fixed number of bingo cards (3) per player per game, the total number of cards served provides a direct correlation to the number of games played (over 1,000,000,000) and a general indication of the levels of Internet traffic generated by our website.  The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the numbers of advertisements served. We intend to continue to build on this subscriber base to further develop its online presence. We generate revenue principally from the free website, which is supported by advertising revenue obtained by displaying advertisements on our web site and delivering advertisements to our players by email.

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

We are actively looking at establishing a bingo for cash site. We are following the change in regulations in the United Kingdom closely and in the future we intend to provide our players with the opportunity to play traditional bingo for cash.

References in this document to "the Company," "we," "us," and "our" refer to Bingo.com, Inc. and our subsidiaries, which are described below.

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

In January 1999, management of PGLC changed and the new management filed Articles of Amendment to the Articles of Incorporation of PGLC to amend the Articles of Incorporation and change the name of PGLC to Bingo.com, Inc. effective January 22, 1999. Concurrent with the name change we acquired the use of the second level domain name bingo.com and embarked on our business strategy to become a leading online provider of bingo based games and entertainment.

We conduct our business through the Florida incorporated entity and through our wholly-owned subsidiary English Bay Office Management Limited (previously Bingo.com (Canada) Enterprises Inc. ("English Bay"). English Bay was incorporated under the laws of British Columbia, Canada, on February 10, 1998 as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003.

In 1999, we raised an aggregate of $7,057,457 in capital, through the issuance of 8,916,668 shares through private placements.

On April 16, 2004, the debenture holders of Debenture "A", a $1,250,000 convertible Debenture issued on April 16, 2001, converted the principal into 10,000,000 shares of the Company at a rate of $0.125 per share.  Also on April 16, 2004, the debenture holders of Debenture "A" converted the accrued interest of $400,667 into 2,003,334 shares of the Company at a rate of $0.20 per share.

On July 2, 2004, the debenture holders of Debenture "B", a $145,000 convertible Debenture issued on July 2, 2002, converted the principal into 966,667 shares of the Company at a rate of $0.15 per share.  Also on July 2, 2004, the debenture holders of Debenture "B" converted the accrued interest of $34,895 into 174,477 shares of the Company at a rate of $0.20 per share.

On August 15, 2002, we acquired 99% of the share capital of Bingo.com (UK) plc ("Bingo UK"). Bingo UK was incorporated under the laws of England and Wales on August 18, 2000, as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002.

On September 30, 2004, Bingo.com Ltd. was incorporated in Anguilla, British West Indies for the purpose of moving the jurisdiction of our Company to Anguilla, B.W.I.

We also maintain a number of inactive wholly-owned subsidiaries.  These include

-    Bingo.com (Antigua), Inc., ("Bingo.com (Antigua") incorporated as an Antigua International Business Corporation on April 7, 1999 as Star Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999;

-     Bingo.com (Wyoming), Inc., incorporated in the State of Wyoming on July 14, 1999;

-     Bingo.com Acquisition Corp., incorporated in the State of Delaware on January 9, 2001.

-     Bingo.com N.V. incorporated in Curacao, the Netherlands Antilles islands October 29, 2004.

All four of the inactive subsidiaries were incorporated to facilitate the implementation of business plans that we have since modified and refocused and consequently, there is little activity in these entities.

The Company's common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTCBB") under the symbol "BIGR". We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

Our current business strategy is to manage and grow the business with minimal overhead, focusing on our major asset, the bingo.com domain name, which was acquired in 1999.

Bingo.com Domain Name

On January 18, 1999, we purchased the exclusive right to use the domain name bingo.com from a then unrelated company Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase price amounting to 4% of our annual gross revenues, with a total minimum guaranteed Domain Name Purchase payment of $1,100,000 in the first three years of the 99 year period ended December 31, 2098. During the year ended December 31, 2002, the agreement was amended so that the remaining Domain Name Purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. The value of the bingo.com domain name was based on factors such as the relationship of the name to our business, the ability for us to create a brand for our website and portal based on the name, the ease of internet browser search ability of the domain name and the ability of visitors to our website to remember and associate the name with our website and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the domain name was reasonable.

During the year ended December 31, 2004, we made payments totaling $46,343 (2003 -$35,556) related to payments based on 4% of the preceding month's gross revenue as defined in the amended agreement. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Business Overview

We aim to become the leading online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

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

The entertainment and other content provided on the bingo.com portal does not include adult content or gambling for cash. We do, however, intend to offer traditional bingo for cash to our players. We are actively looking at possible gaming licenses, especially the United Kingdom, where the laws are currently being amended by "The Gambling Bill" to allow for the offering of licenses to online sites.

Free Bingo Business

Our free bingo website is built around a variety of free bingo games, offered to registered players who compete against other users for the chance to win prizes. Our primary objective is to provide Internet users a website offering a variety of free bingo based games and entertainment, as well as free online video poker and free slot machines. We intend to continue to provide prize-based, play-for-free games emphasizing entertainment.

We use the appeal of the bingo.com domain name to sell advertising on the free site, which is currently our primary revenue source. Advertising revenue from the bingo.com website accounted for approximately 99% of our revenue for the year ended December 31, 2004. During the year ended December 31, 2004, over 86 million player sessions were offered to our registered players. The average visitor session length was 55 minutes per user. Our website continues to be one of the stickiest sites on the Internet. A "sticky website" is an industry term referring to a website that holds users for more than a few minutes per visit and has many repeat visitors. As a result of this appeal to web users, we served over 1.4 billion ads on our bingo.com website during the year ended December 31, 2004.

Although the games are free to play, players are required to register to receive prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising.

We have attempted to build relationships with online merchants with a view to directing the traffic of our membership base and their buying power, to these third parties in exchange for commissions payable to us.  An example of this relationship is that with the website Growers Flowers. To date, however, this strategy has not proven successful and revenue earned by us through these initiatives has been insignificant relative to our total revenue.  We will continue to sell advertising space on the bingo.com website. We believe that our growing user base and stickiness will provide advertisers with an attractive platform to reach their target audience.

The Niche

We continue to work towards positioning ourselves as the leading bingo focused entertainment portal on the Internet.  We believe the size of the worldwide bingo community, the domain name bingo.com, and the attractive nature of our product offering provides us an opportunity to build a large loyal base of daily visitors.

We believe our website, www.bingo.com has broad appeal in the Internet marketplace.  We also believe that bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience.  We believe that players will value an opportunity to win prizes and cash while being allowed to access bingo focused content according to their own schedule and from their own location.

We believe that our future success will be dependent on a number of factors.  These include focusing on online bingo games and related entertainment.  We also believe that the continued development of a personalized community atmosphere on the website will continue to encourage lengthy site visits by users.  We believe the nature of our website content and our player base will allow us to establish a large detailed database of registered players, which is a critical factor in attracting online advertisers.

Business Strategy

Our objective is to become the premier online destination for web-based bingo entertainment and a leading entertainment destination on the Internet. We are pursuing this objective through the following strategies:

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

Revenue streams

We currently generate 99% of our revenue from selling advertising on the free bingo site.  Other, relatively minor initiatives such as co-branding and affiliates generate the balance.  An example of this is the online store Growers Flowers, where bingo.com users can receive discounts or bonus products (depending upon current promotions) on purchases made at the Growers Flowers site.  A typical transaction with Growers Flowers would proceed as follows:

      A bingo.com user decides that they would like to send flowers to a friend;

       They have accumulated sufficient points (Bingo Bucks) by playing on bingo.com to purchase a coupon on the bingo.com website which is cashable at the Growers Flowers website - in this case, they require 50 Bingo Bucks;

       Having purchased the coupon, they click on the "Redeem" button and are immediately transported to the Growers Flowers website - along with the computer code contained in that coupon;

       They then decide to purchase a particular flower selection and proceed through the usual shopping cart/checkout procedure on the Growers Flowers website;

       Bingo.com receives a commission based on the sale of flowers to all individuals who arrive with a bingo.com coupon/code.

Currently, there are only 3 relationships involving this kind of arrangement as we are constantly evaluating their worth to us.  We expect to continue to explore and offer similar sorts of arrangements with the goal of building a diversified revenue base.  There are also other methods of broadening our revenue base that we intend to pursue. Some of these include offering a premium service, via subscription, on our free site and providing traditional bingo for cash to our players. We currently earn revenues from its portal through a variety of ways, such as the following:

-     Banner and button advertisements on our bingo.com site;

-     Pop-ups, which are interstitial ads that appear as a separate window on top of content;

-     Superstitials; which are interstitial commercials that seamlessly load while a visitor is surfing the site;

-     Sponsorships of email newsletters or parts of our site;

-     Commissions on purchases made on Partner sites. e.g. Grower Flowers;

-     Third-Party referral arrangements such as that with Lavalife, where we receive a fee whenever a bingo.com player becomes a registered user of their online personals service.  With Lavalife, we are paid a commission (based upon a percentage) on the amount of the first deposit paid by a bingo.com user after that user signs up on the dating service.  At the moment, the Lavalife arrangement is the only such agreement in place.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of our current revenue is calculated on a Cost Per Thousand ("CPM") basis.

We are actively looking at establishing a traditional bingo for cash in jurisdictions where it is legal. (e.g. The United Kingdom - who laws are currently under review). The traditional bingo for cash may generate further revenue however will most likely reduce the revenue earned from the sale of advertising.

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

Entertainment and game sites have become increasingly popular and are showing strong growth rates. Our website traffic reports indicate that between 800 and 1200 new players a day are registering with www.bingo.com. There has been in excess of 35,000 unique visitors per day, with an average visitor session length of more than 55 minutes. It is the our belief that, if current growth rates can be maintained, it will become a premier online destination for Web-based bingo entertainment and a leading entertainment destination on the Internet.

Leverage licensed users and alliances

We are confident that the variety of games and entertainment available on our website will encourage many visitors to come, stay, play and revisit often. In the process of providing a one-stop entertainment arena for bingo lovers, we are creating a value based website which is backed by an extensive database of registered players and their buying preferences. We believe the value of this demographic data has enabled us to generate premium CPM and Cost Per Click ("CPC") rates for the sale of its advertising inventory.

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable brand name is critical to attracting a larger player base and deriving additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. We intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make bingo.com website the leading entertainment destination for bingo on the Internet. Amongst the initiatives being considered are the exploration of co-branding opportunities with land-based bingo halls in North America and Europe where our brand may be displayed in such land-based bingo halls in exchange for promotion of those halls on our website.  To date, we have not agreed with any land-based bingo halls to a co-branding agreement.  Additionally, depending upon whether the regulatory framework in a particular jurisdiction permits its residents to play cash bingo, we would like to enter into strategic alliances with members of the non-profit sector to drive traffic from their websites to our website in exchange for a share of the profits generated by those players.  To date, we have not entered any strategic alliances agreements.

Marketing Strategy

Our goal is for the bingo.com website to become the most recognized bingo and entertainment destination site on the Internet. We intend to continue building an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate advertising revenues, and e-commerce sales for us.

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

Employees

As of December 31, 2004, we had six full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. We outsource our web-design and development as the need for changes to site architecture and graphics is sporadic and it is more cost effective to hire contractors on an ad-hoc basis. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

We are substantially dependent upon the continued services and performance of T. M. Williams, our President, Chief Executive Officer and Chairman of our Board. The loss of the services of this key individual would have a material adverse effect on our business, financial condition and results of operations.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We are in the business of developing and operating a bingo based web portal designed to provide a variety of free games and intend to provide traditional bingo for cash games to our players, and other forms of entertainment on the Internet. At the end of fiscal 2004, our equipment was located in Canada and Curacao, Netherlands Antilles .

Seasonality

We do not believe that seasonality has an effect on our traffic volumes or our revenue realization.

Competition

We face competition primarily from other companies that target the entertainment segment of the market. Lycos, Inc., through its site Gamesville, Cyberbingo, Electronic Arts Inc., through its site Pogo, and Vivendi Universal, through its site Flipside, are large online entertainment destinations, offering games, game shows and other interactive experiences to users. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting users from these sites.

Trademarks and Intellectual Property Protection

We will continue to consider the need to apply for trademark registration and protection for our games, logo and various phrases in Canada and the United States. We have not submitted any other applications for trademark registration. In the event that we determine that we have created an asset whose value can be protected, we will attempt to protect our proprietary asset by applying for patents, copyrights or trademarks. In addition, we intend to rely on trade secret laws and non-disclosure and confidentiality agreements with our employees and consultants, who have access to our proprietary technology, to protect our technologies.

ITEM 2. DESCRIPTION OF PROPERTY.

Our primary administrative, sales and marketing facility is located in leased space in Vancouver, British Columbia.  This facility occupies approximately 2,000 square feet.  We entered into a sublease arrangement on March 1, 2002, with a term of 43 months and ending September 29, 2005. The monthly rental is approximately $3,200 per month. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceeding, other than the case listed below, and was not a party to any other legal proceeding during the fiscal year ended December 31, 2004. Other than the case listed below management is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

On February 18, 2005, Campney & Murphy, a Partnership, who acted for the Company prior to their dissolution on or about August 31, 2003, filed a suit in the Supreme Court of British Columbia against the Company. The suit is related to non-payment of invoices of CAD$57,556.02, plus interest, for services rendered prior to August 17, 2001.

The Company has taken the position that the amount claimed constitutes an amount significantly in excess of the value of the work performed. The Company is currently in negotiations with Campney & Murphy with a view to settling the litigation. There is, however, no guarantee that the settlement negotiation will be successful and, if not, the Company will defend the action in the Supreme Court of British Columbia.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on October 6, 2004, for the purposes of electing our directors, to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2004 fiscal year, and to ratify the actions of the Company's Officers and Directors for the last year and for the period from the 2003 fiscal year end through to the date of the shareholder meeting. The Company issued a schedule 14A proxy statement to the shareholders on September 6, 2004.

All nominees for directors were elected, the appointment of auditors was ratified, and the actions of the Company's Officers and Directors for the last year and for the period from the 2003 fiscal year-end through to the date of the shareholder meeting were ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                       For                   Against             Abstain

T. M. Williams              22,178,353         36,848               25,090

P. A. Crossgrove          22,173745         38,656               27,890

Proposal to ratify the appointment of Dohan and Company, CPA.'s, P.A., as our independent auditors for the 2004 fiscal year.

For                          Against                         Abstain

22,182,725                     34,356                           23,210

Proposal to ratify the actions of the Company's Officers and Directors for the last year and for the period from the 2003 Fiscal year end through to the date of the shareholder meeting (October 6, 2004).

For                          Against                         Abstain

22,162,375                     44,956                           32,960

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

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

Quarter Ended	High	Low
December 31, 2004	$0.66	$0.16
September 30, 2004	$0.20	$0.07
June 30, 2004	$0.18	$0.08
March 31, 2004	$0.11	$0.04
December 31, 2003	$0.08	$0.03
September 30, 2003	$0.11	$0.05
June 30, 2003	$0.09	$0.03
March 31, 2003	$0.03	$0.02

On March 21, 2005, the last reported sale price of our common stock, as reported by the OTCBB, was $0.95 per share.

As of March 21, 2005, we believe there are approximately 3,193 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

Other than described above, our shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2004.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under its 1999 stock option plan.  Pursuant to this plan we have 1,100,000 stock purchase options (2003 -600,000) outstanding at December 31, 2004.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 3,225,000 stock purchase options (2003 - 1,400,000) outstanding as at December 31, 2004.  2,625,000 of the stock options outstanding at December 31, 2004, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. Subsequent to the year ended December 31, 2004, the holders of the stock options exercised 435,950 of their options.

Both plans were approved in 2001 by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,889.050	$0.13	2,994,726
Equity compensation plans not approved by security holders	0	0	0
Total	3,889,050	$0.13	2,994,726

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information contained in this Management's Discussion and Analysis or plan of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 7 and with the Special Note regarding forward-looking statements included elsewhere in this report.

OVERVIEW

Since 1999, we have been focused on the development of prize-based, play for free Internet games, with an emphasis on entertainment. We began to experience revenue growth from these games in fiscal 2000.

The majority of our revenue in 2004 was derived from the sale of Internet advertising. We expect that such sales will continue to contribute a significant portion of the revenue for the foreseeable future.  We intend to continue to diversify our revenue sources so that we are less dependent on a single revenue stream.  However, until other sources of reliable revenue can be achieved, we continue to be subject to the Internet advertising market with sales of advertising remaining the dominant source of revenue for us.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2004, had an accumulated deficit of $9,481,374.  For the last two quarters of 2004, we have been profitable for the first time in our history.  Management anticipates that this trend will continue.

Moving forward, we will continue to control operating costs and expansion costs so as to continue to operate profitably and efficiently. We are working to settle old, outstanding accounts payable, so that we can move forward with a more stable financial footing.

The consolidated statement of operations data for the years ended December 31, 2004, and 2003, and the consolidated balance sheet data as of December 31, 2004, and 2003, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Dohan and Company, CPA's, P.A., independent auditors. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenue	$1,158,620	$888,888	$717,192	$1,734,322	$1,119,864
Cost of revenue	245,594	211,253	351,207	1,093,963	861,200
Gross profit	913,026	677,635	365,985	640,360	258,664
Operating expenses including interest	1,034,528	974,887	1,334,728	2,597,380	3,584,536
Interest and other income	49,862	61,761	35	1,821	36,880
Loss from continuing operations	(71,640)	(235,491)	(968,708)	(1,955,200)	(3,288,992)
Loss from discontinued operations	--	--	--	--	(45,899)
Net loss	$(71,640)	$(235,491)	$(968,708)	$(1,955,200)	$(3,334,891)

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.09)	$(0.19)	$(0.33)
Weighted average common shares Outstanding	20,183,438	11,104,608	10,953,238	10,447,200	10,065,054

		Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash	$74,032	$34,046	$14,682	$14,028	$174,463
Working capital (deficit)	(625,376)	(1,177,144)	(1,299,148)	(1,054,578)	(428,256)
Total assets	1,571,889	1,477,173	1,469,185	2,136,890	2,715,258
Total liabilities	932,985	2,619,691	2,376,212	2,092,415	1,331,237
Long term obligations	157,042	1,585,858	1,395,000	1,125,974	377,136
Total stockholders' equity (deficit)	638,658	(1,142,518)	(907,027)	44,475	1,384,021

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to our 2004 audited consolidated financial statements presented elsewhere in this report.  Note 2 summarize the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, management evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. We base our estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.

Revenue Recognition

Revenue from the sale of advertising is recognized as the service is delivered on the website, as the advertising campaign or the impressions and clicks are made on the website. Revenue from advertising campaigns that span a number of months is recognized equally over the term of the campaign.

Impairment of Long-lived Assets

Management evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". These assets comprise mainly property and equipment, and the bingo.com domain name. The impairment review is performed by management, whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying value may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets' carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired.

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate the majority of our revenue from the sale of advertising on our website. We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable.

RESULTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

            Revenue

Revenue increased to $1,158,620 for the year ended December 31, 2004, an increase of 30% over revenue of $888,888 for the same period in the prior year. We have increased our advertising rates by approximately 10% overall and obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

            Cost of revenue

We recorded cost of revenue of $245,594 during the year ended December 31, 2004, an increase of $34,341 or 16% compared to costs of $211,253 for the same period in the prior year. The gross margin improved to 79% in 2004 from 76% in 2003.

Cost of revenue consists primarily of commissions paid on the sale of advertising, the cost of hosting the website and the domain name purchase payments. This increase in cost of revenue in 2004 is due to the increase in commission related sales.

            Sales and marketing expenses

Sales and marketing expenses increased to $51,452 for the year ended December 31, 2004, a 66% increase of $20,511 over 2003 expenses of $30,941. Sales and marketing expenses include principally costs for marketing, co-brand advertising and prizes for our game site. This increase in sales and marketing expenses in 2004 compared to the prior year is due to an increase in advertising spend, in order to drive traffic to our site.

We expect to continue to incur sales and marketing expenses to further our efforts to increase traffic to our web portal. These costs will include commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve revenue. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for our accounting, administrative and technical staff, premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $614,287 for the year ended December 31, 2004, an increase of 21% over costs of $509,272 for the previous year. General and administrative expenses have increased in comparison to the prior year due to an increase in salaries and an increase in legal expenses on legal advise on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing of the Form S-4 with the Securities Exchange Commission.  In addition, the general and administrative expenses have increased due to the weakness of the United States dollar in comparison with the Canadian dollar.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $26,347 during the year ended December 31, 2004, a reduction of 19% over costs of $32,612 during the prior year. The changes in depreciation and amortization can be explained due to the average age of our assets being older in fiscal 2004, resulting in a lower depreciation base.  This decrease in depreciation is offset by the increase in amortization due to the acquisition of the intangible asset - email list during the fourth quarter of 2003.

Other income and expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and the amortization of the Debenture discount issued with Debenture "A" and Debenture "B". Interest expense decreased to $55,406 for 2004, a decrease of $116,767 (68%) over the prior year's expense of $172,174. This decrease in interest expense in 2004, compared to the prior year is due to the conversion of Debenture "A" and the accrued interest into common stock of the Company during the second quarter of 2004 and the conversion of Debenture "B" and the accrued interest into common stock of the Company during the third quarter of 2004. Interest expense - Warrant - Debenture Discount increased to $259,823 in 2004 an increase of 130% over interest expense - Warrant - Debenture Discount of $112,913 for the prior year.  This increase is due to the write off of the unamortized portion of the Warrant - Debenture Discount, due to the conversion of Debenture "A" into shares of the Company and the expiration of Warrant "A" for 4,800,000 shares of the Company during the second quarter of 2004 and the conversion of Debenture "B" into shares of the Company during the third quarter of 2004.  During the year ended December 31, 2004, we made gains of $42,933 (2003 - $61,468) from the settlement of debts with creditors. During the year ended December 31, 2004, we incurred foreign exchange losses of $27,474 (2003 - $58,167) due to balances held in Canadian dollars, which were affected by the weakness of the US Dollar in relation to the Canadian Dollar.

            Income taxes

No income taxes were payable in 2004 or in 2003, as a result of the operating loss recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit at December 31, 2004 or at 2003. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

            Loss per share and net loss

We ended the year with a net loss of $71,640, a loss per share of $0.00, which is a 69% improvement over the prior year's net loss and loss per share of $235,491 and $0.02, respectively. This decrease in losses is due our management's continued efforts to control operating costs and to increase revenue streams.

Years Ended December 31, 2003 and 2002

Total assets increased to $1,477,173 as of December 31, 2003, compared to $1,469,185 in 2002. The reason for this increase was due to an increase in accounts receivable and acquisition of the email list. This was offset by the disposal of capital assets in 2003.  No funds were raised through the issuance of common stock in 2003. Our cash position increased to $34,046 and our working capital position increased to a deficit of $1,177,144 from working capital deficit of $1,299,148.

Revenue increased to $888,888 for the year ended December 31, 2003, an increase of 24% over revenue of $717,192 for the same period in the prior year. We obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

Of the $572,825 of total operating expenses for the year ended December 31, 2003, $509,272 was for general and administrative expenses associated with the operations of the Company. General and administrative expenses consist primarily of payroll costs for our accounting, administrative and technical staff, premises costs for our office, legal and professional fees for preparation and other general corporate and office expenses. These general and administrative expenses reduced by 9% over costs of $561,715 for the year ended December 31, 2002. General and administrative expenses declined from the prior year as a result of management making great efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses have decreased in comparison to the prior year despite an increase in professional services fees such as accounting and legal fees, an increase in payroll costs and an increase in costs due to the weakness of the US Dollar in relation to the Canadian Dollar. These professional fees have increased due to the additional reporting requirements required by the Sarbanes-Oxley Act of 2002. The general and administrative expenses have additionally decreased in comparison to the prior year due to  incurring large write-offs of amounts due to us during the second quarter of 2002 in the cancellation of outside parties sales contracts.

Sales and marketing expenses were $30,941 for the year ended December 31, 2003, and were $81,320 for the year ended December 31, 2002. This decrease in sales and marketing expenses in 2003 compared to the prior year is due to the cancellation of outside parties' sales contracts in May 2002. This resulted in fewer people focused on selling advertising. Subsequent to May 2002, we have taken over the advertising, Website hosting and ad serving itself. In addition the sales and marketing team changed from a combination of both salary and commission remuneration to a commission only remuneration in the third quarter of 2002. There was however an increase in additional prizes especially the introduction of the daily cash winners in the first quarter of 2003 where players can win $50 on a daily basis. This increase in prizes is intended to attract a greater number of players to the site.

We had a net loss of $235,491 or $0.02 per share for the year ended December 31, 2003, compared to $968,708 or $0.09 per share for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $74,032 and a working capital deficiency of $625,376 at December 31, 2004. This compares to cash of $34,046 and working capital deficiency of $1,177,144 at December 31, 2003.

During the year ended December 31, 2004, we generated cash of $190,884 in operating activities compared to generating cash of $58,749 in the prior year. The significant improvement in cash flow from operating activities in 2004 demonstrates the effectiveness of our efforts to increase revenue, and implement efficiencies in operations in 2004, 2003 and in 2002.

Net cash used by financing activities was $11,316 in 2004, which compares to cash used of $32,247 in 2003. This decrease in cash used is due to the final repayment of capital leases in 2003 and the exercise of stock purchase options ($22,500) during 2004. This decrease is reduced by the repayment of a portion of the loan amounts ($33,816).

We used cash of $139,582 in investing activities in 2004, compared to using cash of $7,138 in the prior year. In the year ending December 31, 2004, cash of $90,146 (2003 - $7,138) was invested in the capital assets and of $49,436 (2003 - $nil) was invested in the acquisition of the email list in accordance with the settlement with Roger Ach and Lottery.com.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our new games and the possible acquisition of complementary businesses, products and technologies.  We may not have sufficient cash on hand to conduct our operations through 2005. Although our cash flow is improving, we may need to obtain additional financing to grow our operations for the duration of 2005.

Audit Committee

The Company's audit committee is the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 21, 2005, and approved the financials statements for the year ended December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS.

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Results of Operations

The following tables present our unaudited consolidated quarterly results of operations for each of our last eight quarters.  This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, included in Item 8 of this report.

		Three Months Ended
	March 31 2004	June 30 2004	September 30 2004	December 31, 2004
Revenue	$246,189	$247,752	$274,758	$389,921
Cost of revenue	46,964	53,446	64,291	80,893
Gross profit	199,225	194,306	210,467	309,028
Operating expenses and other (income) / expenses	237,704	331,474	170,051	245,437
Net gain (loss) from continuing operations	$(38,479)	$(137,168)	$40,416	$63,591
Basic and diluted net loss per share	$(0.00)	$(0.01)	$0.00	$0.00
Weighted average common shares	11,104,608	21,132,386	24,266,546	24,318,317

		Three Months Ended
	March 31 2003	June 30 2003	September 30 2003	December 31, 2003
Revenue	$174,470	$203,947	$236,758	$273,713
Cost of revenue	49,785	49,201	53,697	58,570
Gross profit	124,685	154,746	183,061	215,143
Operating expenses and other (income) / expenses	258,862	203,584	209,443	241,237
Net (loss) from continuing operations	$(134,177)	$(48,837)	$(26,382)	$(26,095)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Weighted average common shares	11,104,608	11,104,608	11,104,608	11,104,608

Our financial statements and related schedules are described under "Item 7. Financial Statements," are included following this page.

BINGO.COM, INC.

Consolidated Financial Statements

Years ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm                                                             20

Consolidated Financial Statements

Balance Sheets                                                                                                                             21

Statements of Operations                                                                                                              22

Statements of Stockholders' Equity (Deficit)                                                                                  23

Statements of Cash Flows                                                                                                            24

Notes to Consolidated Financial Statements                                                                                 25

Dohan and Company                                                 7700 North Kendall Drive, #200

Certified Public Accountants                                     Miami, Florida 33156-7578

A Professional Association                                        Telephone       (305) 274-1366

                                                                                    Facsimile         (305) 274-1368

                                                                                    Email               info@uscpa.com

                                                                                    Internet           www.uspca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bingo.com, Inc.

We have audited the accompanying consolidated balance sheets of Bingo.com, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dohan and Company, CPA's

Miami, Florida

February 25, 2005

BINGO.COM, INC.

Consolidated Balance Sheets

December 31,	2004	2003
Assets
Current assets:
Cash	$74,032	$34,046
Accounts receivable	56,588	67,574
Inventory	864	663
Prepaid expenses	19,083	14,229
Total Current Assets	150,567	116,512

Equipment, net (Note 3)	118,933	45,247

Other assets	7,659	10,797

Domain name rights and intangible assets (Note 4)	1,294,730	1,304,617

Deferred tax asset, less valuation allowance of $3,148,726 (2003 - $2,905,525) (Note 8)	-	-

Total Assets	$1,571,889	$1,477,173

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$466,864	$617,903
Accounts payable - related party (Note 9)	112,857	192,068
Accrued liabilities	74,319	93,472
Accrued liabilities - related party (Note 9)	6,403	365,702
Unearned revenue	115,500	24,511
Total Current Liabilities	775,943	1,293,656

Long term liabilities
Loan payable - related party (Note 9)	157,042	190,858
Debenture payable (Note 5)	-	1,395,000
Less warrants - debenture discount	-	(259,823)
Total Long Term Liabilities	157,042	1,326,035

Total Liabilities	932,985	2,619,691

Commitments (Note 7)

Stockholders' equity (deficit) (Note 6):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 24,399,086 shares (2003 - 11,104,608)	24,399	11,105
Additional paid-in capital	10,071,299	8,231,531
Accumulated deficit	(9,481,374)	(9,409,734)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficit)	638,904	(1,142,518)

Total Liabilities and Stockholders Equity (Deficit)	$1,571,889	$1,477,173

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

Years ended December 31	2004	2003

Revenue	$1,158,620	$888,888

Cost of revenue	245,594	211,253

Gross profit	913,026	677,635

Operating expenses:
Depreciation and amortization	26,347	32,612
General and administrative	614,287	509,272
Selling and marketing	51,452	30,941
Total operating expenses	692,086	572,825

Income before other income (expense)	220,940	104,810

Other income (expense):
Foreign exchange losses	(27,213)	(58,167)
Gain on settlement of debt	42,933	61,468
Loss on disposal of equipment	-	(58,808)
Interest expense	(55,406)	(172,174)
Interest expense - warrants	(259,823)	(112,913)
Interest income	6,879	155
Other income	50	138

Loss before income taxes	(71,640)	(235,491)

Income tax expense	-	-

Net loss	$(71,640)	$(235,491)

Net loss per common share, basic and diluted (Note 2)	$(0.00)	$(0.02)

Weighted average common shares outstanding, basic and diluted (Note 2)	20,183,438	11,104,608

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2004 and 2003

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Additional paid-in capital	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2002	11,104,608	11,105	8,231,531	(9,174,243)	24,580	(907,027)

Net loss	-	-	-	(235,491)	-	(235,491)
Balance, December 31, 2003	11,104,608	$ 11,105	$ 8,231,531	$ (9,409,734)	$ 24,580	$ (1,142,518)

Conversion of Debenture "A" and accrued interest	12,003,334	12,003	1,638,664	-	-	1,650,667

Conversion of Debenture "B" and accrued interest	1,141,144	1,141	178,754	-	-	179,895

Exercise of stock options	150,000	150	22,350	-	-	22,500

Net loss	-	-	-	(71,640)	-	(71,640)
Balance, December 31, 2004	24,399,086	$ 24,399	$ 10,071,299	$ (9,481,374)	$ 24,580	$ 638,904

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

Years ended December 31,	2004	2003
Cash flows from operating activities:
Net loss	$(71,640)	$(235,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation costs	-	-
Depreciation and amortization	26,347	32,612
Gain on settlement of debt	(42,933)	(61,468)
Amortization of warrants - debenture discount	259,823	112,913
Loss on disposal of equipment	-	58,808
Changes in operating assets and liabilities:
Accounts receivable	10,986	(44,180)
Prepaid expenses	(4,854)	(136)
Inventory	(201)	1,968
Other assets	3,138	18,878
Accounts payable and accrued liabilities	(80,771)	180,934
Unearned revenue	90,989	(6,089)
Net cash provided by operating activities	190,884	58,749

Cash flows from investing activities:
Acquisition of equipment	(90,146)	(7,138)
Acquisition of intangible asset	(49,436)	-
Net cash used in investing activities	(139.582)	(7,138)

Cash flows from financing activities:
Capital lease repayments	-	(25,971)
Exercise of stock options	22,500	-
Repayment of loans and notes payable	(33,816)	(6,276)
Net cash used in financing activities	(11,316)	(32,247)

Net increase in cash	39,986	19,364

Cash, beginning of year	34,046	14,682
Cash, end of year	$74,032	$34,046

Supplementary information:
Interest paid	$2,662	$4,774
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of intangible asset - to be paid in 2004	$-	$(49,436)

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

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

Management Plans

Management are currently in negotiations for a possible private placement. These funds will be used to expand the business. There is no guarantee that these negotiations will be successful.

2.    Summary of significant accounting policies:

(a)    Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (previously Bingo.com (Canada) Enterprises Inc.), Bingo.com Ltd. (registered in Anguilla, British West Indies), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp and the 99% owned subsidiary, Bingo.com (UK) plc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

(b)    Use of estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.  Significant areas requiring the use of estimates include the valuation of long-lived assets, the collectibility of accounts receivable and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

(c)    Revenue recognition:

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

2.    Summary of significant accounting policies (Continued):

(d)    Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.

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

(e)    Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Taxes receivable in Canada.   The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense for the year ended December 31, 2004, was $9,200 (2003 - $693).

(f)      Inventory:

Inventory is stated at the lower of cost or market value. It consists of products, such as t-shirts, which are sold from our online store.

(g)    Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually over the following periods :

                        Equipment and computers                      3 years

                        Furniture and fixtures                             5 years

Expenditure for maintenance and repairs are charged to expenses as incurred. Major improvements are capitalized. Gains and losses on disposition of equipment are included in income or expenses as realized.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

2.   Summary of significant accounting policies (Continued):

(h)    Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2004 totaled $18,254 (2003 - $nil).

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

2.   Summary of significant accounting policies (Continued):

(i) Stock-based compensation: (Continued)

provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

	2004	2003
Net loss for the year - as reported	$(71,640)	$(235,491)
Add: Total stock-based compensation expense included in net loss, as reported determined under APB 25, net of related tax effects	-	$-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(168,075)	$(5,771)
Net loss for the year - pro forma	$(239,715)	$(241,262)
Basic net loss per share - as reported	$(0.00)	$(0.02)
Basic net loss per share - pro forma	$(0.01)	$(0.02)
Weighted average fair value of options granted during the year	$0.09	$0.01

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected dividend yield	-	-
Expected stock price volatility	146 - 175%	158 - 174%
Risk-free interest rate	0.98 - 1.52%	1.21 - 1.28%
Expected life of options	5 years	5 years
Block discount applied	40%	40%

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Effective for the years on or after December 15, 2005, the Company will recognize all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their fair values.

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

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

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

(l)     Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants and convertible debt, outstanding during the year. As the Company has a net loss in each of the years presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options or exercise of the warrants would be anti-dilutive. At December 31, 2004, a total of 4,905,000 (2003 - 20,130,138) potentially dilutive instruments were excluded from the determination of dilutive loss per share.

(m) Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with SFAS 142, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

2.   Summary of significant accounting policies (Continued):

(m) Domain name and intangible assets: (Continued)

under the terms of the purchase agreement. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that no impairment existed for the years presented.

The Company capitalized the cost of the email list as an intangible asset and is amortizing the cost over the life of the contract (five years).

(n)   New accounting pronouncements:

In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement And Revision Of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Company's financial position or results of operations.

In December 2004, the FASB issued Statement No. 152 "Accounting for Real Estate Time-Sharing Transactions" an amendment of FASB Statements No. 66 and 67. Management believes that the adoption of SFAS 152 will not affect the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

2.   Summary of significant accounting policies (Continued):

(n)  New accounting pronouncements:

and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

(o)   Financial instruments:

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

 (p) Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.   Equipment:

2004	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$304,534	$190,551	$113,983
Furniture and fixtures	7,452	2,502	4,950
	$311,986	$193,053	$118,933

2003	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$215,517	$175,115	$40,402
Furniture and fixtures	6,323	1,478	4,845
	$221,840	$176,593	$45,247

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

4.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payments commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2004, expense payments of $46,343 (2003 - $35,556) was paid in accordance with the amended agreement.

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

2004	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible assets - email list	49,436	11,947	37,489
	$1,983,936	$689,206	$1,294,730

2003	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible assets - email list	49,436	2,060	47,376
	$1,983,936	$679,319	$1,304,617

5.   Debenture payable:

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

Years ended December 31, 2004 and 2003

5.   Debenture payable: (Continued)

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

The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $31,743 in 2004. (2003 - $107,807). At April 16, 2004, the warrant debenture discount of $215,315 remained unamortized. The Company immediately expensed this unamortized warrant debenture discount as interest expense - Warrant - Debenture Discount.

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

5.   Debenture payable: (Continued)

will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006.

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

The total effect of the issuance of the warrants relating to Debenture "B" was to increase interest expense by $2,582 in 2004. (2003 - $5,106). At July 2, 2004, the warrant debenture discount of $10,183 remained unamortized. The Company immediately expensed this unamortized warrant debenture discount as interest expense - warrant - debenture discount.

6.   Stockholders' equity (deficit):

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company' ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has a par value of $0.001 per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2004, a consultant to the Company exercised 150,000 stock options at $0.15 per share. There were no Common stock issuances during the year ended December 31, 2003.

(b)  Stock option plans:

(i)  1999 stock option plan:

The Company has reserved a total of 1,895,000 common shares for issuance under its 1999 stock option plan.  The plan provides for the granting of non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

6.   Stockholders' equity (deficit): (Continued)

Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

As at December 31, 2004, there were a total of 1,100,000 stock options (2003 -600,000 stock options) outstanding at exercise prices ranging from $0.05 to $0.15 per share.

(ii) 2001 stock option plan:

During the year ended December 31, 2001, the Company's Board of Directors adopted the 2001 stock option plan. The Company has reserved a total of 5,424,726 common shares for issuance under the 2001 stock option plan.  The plan provides for the granting of incentive and non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

As at December 31, 2004, there were a total of 3,225,000 stock options (2004 - 1,4000,000 stock options) outstanding at exercise prices ranging from $0.05 to $0.30 per share. Of the options outstanding at December 31, 2004, a total of 2,825,000 (2003 - 850,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 715,600 (2003 - 307,100) of these common stock purchase options had vested at December 31, 2004.

A summary of stock option activity for the stock option plans for the years ended December 31, 2004 and 2003 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2002	2,700,000	$0.59

Granted (including repriced options)	425,000	0.05
Exercised	-	-
Cancelled/forfeited or repriced	(1,125,000)	0.60
Outstanding, December 31, 2003	2,000,000	$0.47

Granted (including repriced options)	2,950,000	0.11
Exercised	(150,000)	0.15
Cancelled/forfeited or repriced	(475,000)	0.64
Outstanding, December 31, 2004	4,325,000	$0.12

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2004:

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

6.   Stockholders' equity (deficit): (Continued)

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$0.05	570,000	347,700	July 12, 2007
0.05	300,000	300,000	April 25, 2008
0.05	100,000	47,000	January 12, 2008
0.10	450,000	45,000	January 16, 2009
0.10	100,000	10,000	February 9, 2009
0.10	300,000	300,000	April 16, 2009
0.10	1,200,000	120,000	August 27, 2009
0.15	850,000	625,000	September 23, 2009
0.30	300,000	300,000	September 21, 2006
0.30	155,000	120,900	October 15, 2006
	4,325,000	2,215,600

During the years ended December 31, 2004 and 2003, the Company did not record any non-cash compensation expense relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with FASB 123.

Subsequent to the year ended December 31, 2004, the holders of the Stock options exercised 435,950 stock options for $33,423.

(c)  Warrants:

Warrant "A"

During 2001, the Company issued a total of 12,000,000 stock purchase warrants in connection with the Debenture "A" financing described in note 5.  Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.

The lenders of Debenture "A" received a total of 12,000,000 common stock purchase warrants, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website. The remaining 4,800,000 warrants expired unexercised.

Warrant "B"

During 2002, the Company issued a total of 580,000 stock purchase warrants in connection with the Debenture "B" financing described in note 5.  Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.  The warrants expire on July 2, 2005.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada under an operating lease agreement that expires on September 29, 2005.  Minimum lease payments under this operating lease are approximately as follows:

2005	$28,469

The Company paid rent expense totaling $32,839 for the year ended December 31, 2004 (2003 - $30,508).

8.   Income taxes:

There was no income tax benefit attributable to losses from United States of America, United Kingdom and Canadian operations for the years ended December 31, 2004 and 2003. The computed benefit differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax losses from operations as a result of the following:

	2004	2003
Computed "expected" tax benefit	$24,358	$80,067
Increase (reduction) in income taxes resulting from income taxes in a other tax jurisdictions	(521)	6,520
Other	(67,541)	(49,211)
Change in taxation rates in other tax jurisdictions	(44,041)	(84,520)
Change in exchange rates	322,946	159,967
Change in valuation allowance	(235,201)	(112,823)
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$3,140,726	$2,905,525

Valuation Allowance	(3,140,726)	(2,905,525)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2004 and 2003, was $3,140,726 and $2,905,525, respectively.  The net change in the total valuation allowance for the years ended December 31, 2004 and 2003, was an increase of $235,201 and $112,823, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

8.   Income taxes: (Continued)

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $6,500,000 in the United States of America and approximately $2,200,000 in Canada prior to the expiration of the net operating loss carryforwards. These net operating loss carryforwards begin expiring in 2007 in Canada and 2019 in the United States of America.

9.   Related party transactions:

We have received a loan of $110,871 (2003 - $147,458) from a current director and officer as at December 31, 2004. This loan has no fixed repayment terms and is non-interest bearing. The proceeds of this loan have been used by us to fund ongoing working capital requirements.

We have received a loan for $46,171 (2003 - $43,400) from a company owned by a current director and officer of the Company. The loan is secured over certain assets that the funds were used to acquire in 2002. Interest accrues on the outstanding amount at the rate of 7% per annum and the interest is included in the balance of the loan.

In addition we have a liability for $113,065 (2003 - $192,068) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

Bingo, Inc. was issued a total of 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance (July 2, 2002) of Debenture "B". A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $46,343 during the year ended December 31, 2004 (2003 - $35,556).

10. Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by selling advertising on the website.  The revenue for the two years ended December 31, 2004, has been derived primarily from advertising business in the United States of America.

Concentrations

      Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers. For the year ended December 31, 2004, the Company made sales of $127,476, $133,000 and $204,000 to three customers, which were in excess of 10% of total sales. For the year ended December 31, 2003, the Company made sales of $115,050

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

10. Segmented information: (Continued)

and $254,000 to two customers, which were in excess of 10% of total sales. These customers to whom sales represent more than 10% of the total sales for the last two years are agencies which represent multiple advertising customers who advertise on the Company's website.

      Equipment

The Company's equipment is located as follows:

Net Book Value	2004	2003

Canada	$42,661	$45,247
Curacao, Netherlands Antilles	76,272	-
	$118,933	$45,247

11. Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers. As of December 31, 2004, three customers, totaling $8,945, $14,000 and $17,400 accounted for total accounts receivable greater than 10%. At December 31, 2003, two customers totalling $37,747, and $10,572 accounted for total accounts receivable greater than 10%. The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

12. Subsequent Event

The Board of Directors of the Company decided to merge the wholly-owned subsidiary Bingo.com, Ltd., which is incorporated under the International Business Companies Act of Anguilla, British West Indies, with Bingo.com, Inc.  Bingo.com, Ltd. will be the surviving corporation following the merger. Subsequent to the year ended December 31, 2004, the Company filed a form S-4 with the Securities Exchange Commission requesting approval of the Securities Exchange Commission for the merger to take place. The merger was approved by the Securities Exchange Commission on March 8, 2005, The merger will be effective on April 4, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 26, 2003, the Board of Directors of Bingo.com, Inc. approved the appointment of Dohan and Company, CPA's, P.A. of Miami, Florida, as our new independent auditors effective March 27, 2003, and the termination of Davidson & Company as the principal accountant engaged to audit our financial statements.  The change in our certifying accountant was due to the Company requiring a United States registered accountant to audit our financial statements, and was approved by our directors, and was not due to any disagreement between us and Davidson.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)        Management's responsibility

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting of the Company.

(b)        Evaluation of disclosure controls and procedures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the disclosure controls and procedures of the Company within 90 days prior to the date of this report, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by us under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2004, and to the date of filing this annual report.

 PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name

Age

Position

T. M. Williams	64	President and Chief Executive Officer and Chairman of our Board of Directors
P. A. Crossgrove	67	Director
H. W. Bromley	35	Chief Financial Officer

T. M. Williams has served as our President and Chief Executive Officer and Chairman since August 20, 2001.  Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation, a private consulting firm, and since 1993, he has been an Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Since 1993, Mr. Williams has also been the Managing Partner of CEG, AVC and PEG Partnerships, created to invest in entertainment software worldwide.  Mr. Williams is a director of YM Biosciences, Inc. (a biotechnology company) CellStop Systems, Inc. (a security manufacturing company) and Infowave Software Inc. (an enterprise software company) and several other private corporations..

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

H. W. Bromley, has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC and Gerrard. Mr. Bromley is also the Chief Financial Officer for CellStop Systems, Inc. (a security manufacturing company). Mr. Bromley is a Chartered Accountant.

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

COMMITTEES OF OUR BOARD OF DIRECTORS

We currently do not have any committees of our Board of Directors. The full Board of Directors fulfills the role of the Audit Committee, and meets quarterly to review and approve the quarterly financial statements and to discuss the affairs of the company with the auditors. Mr. P. A. Crossgrove is an independent director and meets the qualifications of a "financial expert" in terms of Sabannes Oxley Act of 2002.

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met in person once during the last fiscal year on May 14, 2004, and it regularly approves all actions required by consent resolutions. The Board also meets regularly by telephone and met 4 times in 2004.

DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Our officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2004	29,227	-	-	-	450,000	-
President and	2003	21,169	-	-	-	150,000	-
CEO (1)	2002	43,531	-	-	-	-	-

(1)  All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2004, we granted to Mr. Williams and Mr. Crossgrove stock options to purchase a total of 150,000 shares each of our common stock at an exercise price of $0.10 per share until April 16, 2009 and a total of 300,000 shares each of our common stock at an exercise price of $0.15 per share until September 29, 2009.  No stock options were exercised by any our executive officers during the fiscal year ended December 31, 2004.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2004, options to purchase a total 1,100,000 shares remained outstanding at exercise prices ranging from $0.05 to $0.15 per share. Options to purchase 795,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2004, options to purchase a total 3,225,000 shares remained outstanding with exercise prices ranging from $0.05 to $0.30 per share. Options to purchase 2,199,726 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2004

Our Board of Directors administers the 1999 Stock Option Plan and the 2001 Stock Option Plan (collectively, the "Stock Option Plans"). Our Board is authorized to construe and interpret the provisions of the Stock Option Plans, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options.

The 1999 stock option plan may be granted to employees and to such other persons who are not employees as determined by the 1999 stock option plan administrator (the "Administrator").  In determining the number of shares of our Common Stock subject to each option granted under the 1999 stock option plan, consideration is given to the present and potential contribution by such person to the success of the Company.  The exercise price is determined by the Administrator, provided that the exercise price for any covered employee (as that term is defined for the purposes of Section 162(m) (3) of the Internal Revenue Code of 1986 as amended (the "Code"), may not be less than the fair market value per share of the Common Stock at the date of grant by the Administrator.  Each option is for a term not in excess of ten years except in the case of the death of an optionee, in which case the option is exercisable for a maximum of twelve months thereafter, or in the case of an optionee ceasing to be a participant under the 1999 stock option plan for any reason other than cause or death, in which case the option is exercisable for a maximum of 30 days thereafter.  The 1999 stock option plan does not provide for the granting of financial assistance, whether by way of a loan, guarantee or otherwise, by us in connection with any purchase of shares of Common Stock from the Company.

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

EMPLOYMENT ARRANGEMENTS

We entered into a management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2004, on substantially the same terms and conditions. We will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears, during the duration of the amended Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 21, 2005, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 21, 2005, are deemed outstanding.

Percentage of beneficial ownership is based upon 24,835,036 shares of common stock outstanding at March 21, 2005. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 203 Shakespeare Tower The Barbican London, England, EC2Y 8DR	2,189,858	(1)	7%

Peter Crossgrove 3769 Escarpment Road Caledon, ON Canada, L0N 1C0	750,000	(2)	3%

All directors and Named Executive Officers as a group (2 persons)	2,939,858		10%

Bingo Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	12,896,831	(3)	43%

(1)  Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.10 per share and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 1,439,858 shares held directly by Mr. Williams.  Mr. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. William's beneficial ownership changes to 12,507,323 shares, representing 42% of the Class.

(2)  Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.10 per share and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of $0.15 per share.

(3)     Includes 12,696,831 shares held directly by Bingo, Inc., a private holding company. The total shares beneficially owned, also includes the shares that could be issued upon the exercise of stock purchase warrants to purchase a total of 200,000 shares of common stock of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have a loan of $110,871 (2003 - $147,458) from a current director and officer as at December 31, 2004. This loan has no fixed repayment terms and is non-interest bearing. The proceeds of this loan have been used by us to fund ongoing working capital requirements.

We have a loan for $46,171 (2003 - $43,400) from a company owned by a current director and officer of the Company. The loan is secured over certain assets that the funds were used to acquire in 2002. Interest accrues on the outstanding amount at the rate of 7% per annum and is included in the balance of the loan.

In addition we have a liability for $113,065 (2003 - $192,068) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Bingo, Inc. was issued a total of 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance (July 2, 2002) of Debenture "B". A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo Inc.

Payments made to Bingo, Inc. in relation to the Domain name purchase payment totaled $46,343 during the year ended December 31, 2004 (2003 - $35,556).

ITEMS 13.  EXHIBITS.

The exhibits required by Item 601 of Regulation S-B are listed in the accompanying Exhibit Index at the end of this report.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2004, the Company incurred audit fees of $41,590 (2003 - $47,762) from the principal accountant - Dohan and Company, CPA's, P.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, INC.

By:                   /s/  T. M. Williams

T. M. Williams

President and Chief Executive Officer

            Date:    March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

By:       /s/  T. M. Williams                   President and Chief                      March 21, 2005

T. M. Williams                          Executive Officer and

Director (Principal

                                                Executive Officer)

By:       /s/  P. A. Crossgrove               Director                                       March 21, 2005

P. A. Crossgrove

By:       /s/  H. W. Bromley                   Chief Financial Officer                  March 21, 2005

H. W. Bromley                         (Principal Financial and

Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, T. M. Williams, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Bingo.com, Inc.;

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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2004, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                       Date : March 21, 2005

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bingo.com, Inc.;

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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2004, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                     Date : March 21, 2005

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 21, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 21, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (d)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (d)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (c)
10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (c)
10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (d)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (e)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001, and restated as at May 21, 2002 dated July 23, 2003. (f)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 21, 2005.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 21, 2005.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 21, 2005.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 21, 2005.

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