Form 10QSB
period 2005-03-31
BINGO COM INC; BINGO.COM LTD.
filed 2005-05-16
CIK 1087853, 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[    ]      [    ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
                        For the transition period from _____________ to ____________

Commission File Number:  000-27339

        BINGO.COM, LTD.

(Exact name of small business issuer as specified in its charter)

ANGUILLA	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Spencer House, Box 821

The Valley, Anguilla, B.W.I.

(Address of principal executive offices)

(264) 497-8129

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 26,594,603 as of May 16, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BINGO.COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$157,337	$74,032
Accounts receivable	31,905	56,588
Inventory	685	864
Prepaid expenses	26,575	19,083
Total Current Assets	216,502	150,567

Equipment, net	115,851	118,933

Other assets	11,014	7,659

Domain name rights and intangible assets	1,292,258	1,294,730

Deferred tax asset, less valuation allowance of $3,137,052 (2004 - $3,140,726)	-	-

Total Assets	$1,635,625	$1,571,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$454,098	$466,864
Accounts payable - related party (Note 5)	71,807	112,857
Accrued liabilities	88,609	74,319
Accrued liabilities - related party (Note 5)	31,681	6,403
Unearned revenue	137,400	115,500
Total Current Liabilities	783,595	775,943

Long-term liabilities
Loan payable - related party (Note 5)	147,494	157,042
Total Long-Term Liabilities	147,494	157,042

Total Liabilities	931,089	932,985

Commitments and contingencies (Note 4)

Stockholders' equity (Note 3):
Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 24,835,036 shares (December 31, 2004 - 24,399,086)	24,835	24,399
Additional paid-in capital	10,104,286	10,071,299
Accumulated deficit	(9,449,165)	(9,481,374)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	704,536	638,904

Total Liabilities and Stockholders' Equity	$1,635,625	$1,571,889

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004

Revenue	$403,551	$246,189

Cost of revenue	100,281	46,964

Gross profit	303,270	199,225

Operating expenses:
Depreciation and amortization	7,559	6,101
General and administrative	234,152	153,502
Selling and marketing	29,360	8,487
Total operating expenses	271,071	168,090

Income before other income (expense)	32,199	31,135

Other income (expense):
Foreign exchange gains/ (losses)	(1,770)	955
Interest expense	(681)	(70,580)
Interest and other income	2,461	11

Income (loss) before income taxes	32,209	(38,479)

Income tax expense	(11,273)	-
Tax benefit of net operating loss carryforward	11,273	-

Net income (loss)	$32,209	$(38,479)

Net income (loss) per common share, basic	$0.00	$(0.00)
Net income (loss) per common share, diluted	$0.00	$(0.00)

Weighted average common shares outstanding, basic	24,500,808	11,104,608
Weighted average common shares outstanding, diluted	30,643,753	32,148,767

 See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2005

(Unaudited)

	Common stock				Accumulated Other Comprehensive income
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2004	24,399,086	$ 24,399	$ 10,071,299	$ (9,481,374)	$ 24,580	$ 638,904

Exercise of stock options	435,950	436	32,987	-	-	33,423

Net loss	-	-	-	32,209	-	32,209
Balance, March 31, 2005	24,835,036	$ 24,835	$ 10,104,286	$ (9,449,165)	$ 24,580	$ 704.536

 See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$32,209	$(38,479)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,559	6,101
Amortization of warrants - debenture discount	-	28,229
Changes in operating assets and liabilities:
Accounts receivable	24,682	(64,183)
Prepaid expenses	(7,491)	5,472
Inventory	179	332
Other assets	(3,355)	25
Accounts payable and accrued liabilities	(14,248)	85,837
Unearned revenue	21,900	(17,011)
Net cash provided by operating activities	61,435	6,323

Cash flows from investing activities:
Acquisition of equipment	(2,005)	(3,459)
Acquisition of intangible asset - email list	-	(15,000)
Net cash used in investing activities	(2,005)	(18,459)

Cash flows from financing activities:
Exercise of stock options	33,423	-
Repayment of loans and notes payable	(9,548)	(1,812)
Net cash provided by (used in) financing activities	23,875	(1,812)

Net increase (decrease) in cash	83,305	(13,948)

Cash, beginning of period	74,032	34,046
Cash, end of period	$157,337	$20,098

Supplementary information:
Interest paid	$681	$617
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Inc.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed March 21 2005, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

2.        Management Plans:

Subsequent to the quarter ended March 31, 2005, Bingo.com, Inc. completed a merger with its wholly-owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in Anguilla, British West Indies.  All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The S4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Anguilla, B.W.I. is a corporate tax free jurisdiction.  Effective Thursday, April 7, 2005, the shares ofBingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

Subsequent to the quarter ended March 31, 2005, Bingo.com, Ltd. completed a non-brokered private placement offering of 1,339,667 common shares at US$0.75 per share which has raised gross proceeds of US$1,004,750. The private placement was completed under Regulation S.  Proceeds of the private placement will be used for general working capital and for potential future acquisitions.

In addition, subsequent to the quarter ended March 31, 2005, the holders of Warrant B exercised 380,000 warrants in accordance with the terms of Warrant B at a price of $0.25 per share for $95,000.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

3.      Stockholder's Equity:

During the quarter ended March 31, 2005, the holders of stock options exercised their options for 435,950 shares for $33,423 at exercise prices ranging from $0.05 to $0.30 per share. Subsequent to the quarter ended March 31, 2005, the holders of stock options exercised their options for 39,900 shares for $10,545 at exercise prices ranging from $0.05 to $0.30 per share.

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

	Three Months ended March 31,
	2005	2004
Net income (loss) for the period	$32,209	$(38,479)
Deduct : Total stock based employee expense	-	(27,178)
Net income (loss) for the period - pro forma	32,209	(65,657)
Basic income (loss) per share - as reported	0.00	(0.00)
Basic income (loss) per share - pro forma	0.00	(0.01)
Weighted average fair value of options granted during period	0.00	0.05

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

3.        Shareholders' Equity: (Continued)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2005	March 31, 2004
Expected dividend yield	-	-
Expected stock price volatility	-	174 -175%
Risk-free interest rate	-	0.98 -1.01%
Expected life of options	-	5 years
Block discount applied	-	40%

This block discount applied is due to the illiquidity of shares.

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

4.        Commitments and Contingencies :

The Company may from time to time, become subject to claims and litigation generally associated with any business venture. Should the Company be unable to successfully negotiate a settlement with its outstanding payables an unrecorded liability will be incurred.

5.    Related Party Transactions

For the period ending March 31, 2005, the Company has outstanding loans payable for $100,642 (December 31, 2004 - $110,871) from a current director and officer of the Company. This loan has no fixed repayment terms and is non-interest bearing.

For the period ending March 31, 2005, the Company has an outstanding loan payable for $46,852 (December 31, 2004 - $46,171) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum and is included in the balance of the loan.

In addition the Company has a liability of $102,346 (December 31, 2004 - $113,065), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Bingo, Inc. was issued a total of 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants are exercisable at a price of $0.25 per share for a period of three years from the dates of issuance (July 2, 2002) of Debenture "B". A current director and officer of the

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

5.    Related Party Transactions (Continued)

Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $16,142 during the quarter ended March 31, 2005 (Quarter ended March 31, 2004 - $9,849).

6.       Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com, supported mainly by selling advertising on the website.  The revenue for the last three years has been derived primarily from advertising business in the United States of America.

7.    Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended March 31, 2005, the Company made sales of $109,800 and $66,050 to two customers, which were in excess of 10% of total sales. For the period ended March 31, 2004, the Company made sales of $85,000 and $36,000 to two customers, which were in excess of 10% of total sales.  These customers to whom sales represent more than 10% of the total sales are agents representing multiple advertising customers who advertise on the Company's website.

            Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2005	December 31, 2004

Canada	$41,119	$42,661
Curacao, Netherlands Antilles	74,732	76,272
	$115,851	$118,933

8.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers.  As of March 31, 2005, three customer totaling $12,235, $5,700, and $3,853 who accounted for total accounts receivable greater than 10%. As of December 31, 2004, three customers, totaling $8,945, $14,000 and $17,400 accounted for total accounts receivable greater than 10%. The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

ITEM 2.            Management's Discussion and Analysis or Plan of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Inc.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-QSB and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements.  Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of its future revenues, our need for and the availability of capital resources, the evolving nature of its business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

We are in the business of developing and operating a bingo based Web portal designed to provide a variety of free games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more.  We envision becoming the preeminent bingo-based Web portal on the Internet, using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers.  Our existing Website has attracted over 1,200,000 registered users.  We intend to continue to build on this subscriber base to further develop its online presence.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of March 31, 2005, had an accumulated deficit of $9,449,165.  For the last two quarters of 2004 and first quarter of 2005, we have been profitable for the first time in our history. Management anticipates that this trend will continue.

Moving forward, we will continue to control operating costs and expansion costs so as to continue to operate profitably and efficiently. We are working to settle old, outstanding accounts payable, so that we can move forward with a more stable financial footing.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which except for lack of all detailed note disclosures, have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of March 31, 2005, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Revenue increased to $403,551 for the quarter ended March 31, 2005, an increase of 64% from revenue of $246,189 for the same period in the prior year and an increase of 3% from revenue of $389,921 in the fourth quarter of 2004.  The increase in revenue compared to the first and fourth quarter 2004, is due to increasing our advertising rates by approximately 10% overall and obtaining a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream.

 Cost of revenue

We recorded cost of revenue of $100,281 during the quarter ended March 31, 2005, an increase of $53,317 or 114% compared to costs of $46,964 for the same period in the prior year and an increase of 24% over costs of $80,893 in the fourth quarter of 2004.  The gross margin decreased to 75% for the quarter ended March 31, 2005, compared to 81% gross margin in the first quarter of the prior year and 79% gross margin in the fourth quarter of 2004.  Cost of revenue consists primarily of commissions paid on the sale of advertising and the cost of hosting the website.  The increase in cost of revenue, compared to the first and fourth quarter of 2004, is due to the increase in revenue and therefore an increase in commissions.

            Sales and marketing expenses

Sales and marketing expenses increased to $29,360 for the quarter ended March 31, 2005, an increase of  $20,873 (246%) over expenses of $8,487 in the first quarter of 2004 and an increase of 43% over expenses of $20,539 in the fourth quarter of 2004. Sales and marketing expenses include principally costs for marketing, co-brand advertising and prizes for our game site. This increase for the quarter ended March 31, 2005, compared to the first and fourth quarter of 2004, is due to the increase in advertising and marketing of the site.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for our accounting, administrative and technical staff, premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $234,152 for the first quarter of 2005, an increase of 53% over costs of $153,502 for the same period last year and an increase of 13% over costs of $206,412 in the fourth quarter of 2004. General and administrative expenses have increased in comparison to the first and fourth quarter of 2004, due to an increase in payroll costs and an increase in legal expenses for legal advise on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing, of the Form S-4 with the Securities Exchange Commission. In addition we incurred costs in printing and mailing of the Form S-4 to our shareholders.

Depreciation and amortization

Depreciation and amortization includes depreciation on the Company's equipment and amortization of intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Intangible asset - email list is amortized over five years. Depreciation and amortization increased to $7,599 during the quarter ended March 31, 2005, an increase of 25% over costs of $6,101 during the same quarter in the prior year and an increase of 10% over costs of $6,918 in the fourth quarter of 2004.  The changes in depreciation and amortization can be explained due to the acquisitions of equipment especially computers and servers for the hosting of the website in Curacao, Netherlands Antilles.

Interest expense

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense decreased to $681 for the three months ended March 31, 2005, a decrease of 99% over interest expense of $70,580 for the same period in the prior and a decrease of 2% over interest expense of $697 in the fourth quarter of 2004.  This decrease in the quarter ended March 31, 2005, compared to the first quarter of 2004 is due to the conversion of the debentures into shares in 2004.

            Net income / loss and income / loss per share

Net income for the three months ended March 31, 2005, amounted to $32,209, an income of $0.00 per share, compared to a net loss of $38,479 or $0.00 per share for the same period in 2004 and compared to a net income of $63,591 or $0.00 per share in the fourth quarter of 2004. This increase in net income compared to the first quarter of 2004 is due to our continued efforts to control operating costs and to increase revenue streams. The decrease in net income compared to the fourth quarter of 2004, is due to the costs for legal advise on merging the Company with its subsidiary in Anguilla, British West Indies and the filing, of the Form S-4 with the Securities Exchange Commission and the printing and mailing of the Form S-4 to our shareholders.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $157,337 and a working capital deficit of $567,093 at March 31, 2005.  This compares to cash of $74,032 and a working capital deficit of $625,376 at December 31, 2004.

During the three months ended March 31, 2005, we generated cash of $61,435 from operating activities compared to $6,323 in the same period in the prior year.  The improvement in cash flow from operating activities in 2005 demonstrates the effectiveness our efforts to implement efficiencies in operations and reduce overall operating costs and increase revenue streams.

ITEM 3.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)                    Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

We are not currently a party to any legal proceeding, other than the case listed below, and was not a party to any other legal proceeding during the quarter ended March 31, 2005. Other than the case listed below management is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

On February 18, 2005, Campney & Murphy, a Partnership, who acted for the Company prior to their dissolution on or about August 31, 2003, filed a suit in the Supreme Court of British Columbia against the Company. The suit is related to non-payment of invoices of CAD$57,556.02, plus interest, for services rendered prior to August 17, 2001.

We have taken the position that the amount claimed constitutes an amount significantly in excess of the value of the work performed. We are currently in negotiations with Campney & Murphy with a view to settling the litigation. There is, however, no guarantee that the settlement negotiation will be successful and, if not, we will defend the action in the Supreme Court of British Columbia.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no changes during the quarter ended March 31, 2005.

ITEM 3.            Defaults Upon Senior Securities

Not Applicable

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new agreements during the quarter ended March 31, 2005.

ITEM 6.            Exhibits

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)

Exhibits (continued)

Exhibit Number	Description
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (c)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (c)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001, and restated as at May 21, 2002, dated July 23, 2003. (e)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (f)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 16, 2005.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 16, 2005.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 16, 2005.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 16, 2005.

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

Date:	May 16, 2005	BINGO.COM, INC.
(Registrant)
Date:	May 16, 2005	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	May 16, 2005	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2005, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : May 16, 2005

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

(c)  Evaluated the effectiveness of Bingo.com, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2005, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Inc.'s internal control over financial reporting that occurred during Bingo.com, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Inc.'s internal control over financial reporting; and

5.  Bingo.com, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Inc.'s auditors and the audit committee of Bingo.com, Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : May 16, 2005

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 16, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof ("the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 16, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.